Form 10-Q
period 2020-03-31
Intelsat S.A.
filed 2020-06-04
CIK 1525773

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-35878

INTELSAT S.A.
(Exact name of registrant as specified in its charter)

Grand Duchy of Luxembourg			98-1009418
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

4, rue Albert Borschette	L-1246	Luxembourg	+352	27 84	1600
(Address of principal executive offices, including zip code)			(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, nominal value $0.01 per share	INTEQ[1]	OTC Pink Marketplace[1]

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 2, 2020, 142,137,854 common shares of the registrant were outstanding, with a nominal value of $0.01 per share.

1 On May 20, 2020, the New York Stock Exchange (“NYSE”) filed a Form 25 with the U.S. Securities and Exchange Commission to delist the common shares, $0.01 par value, of Intelsat S.A. (the “Registrant”) from the NYSE. The delisting became effective 10 days after the Form 25 was filed. The deregistration of the common shares under Section 12(b) of the Act will become effective 90 days after the filing date of the Form 25, at which point the common shares will be deemed registered under Section 12(g) of the Act. The Registrant’s common shares began trading on the OTC Pink Marketplace on May 19, 2020 under the symbol “INTEQ.”

INTRODUCTION
In this Quarterly Report on Form 10-Q, or Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our,” “the Company” and “Intelsat” refer to Intelsat S.A., and its subsidiaries on a consolidated basis, (2) the term “Intelsat Holdings” refers to our indirect wholly-owned subsidiary, Intelsat Holdings S.A., (3) the term “Intelsat Investments” refers to Intelsat Investments S.A., Intelsat Holdings’ direct wholly-owned subsidiary, (4) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat Investments’ direct wholly-owned subsidiary, (5) the term "Intelsat Envision" refers to Intelsat Envision Holdings LLC, Intelsat Luxembourg's direct wholly-owned subsidiary, (6) the terms “Intelsat Connect” and “ICF” refer to Intelsat Connect Finance S.A., Intelsat Envision’s direct wholly-owned subsidiary, and (7) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat Connect’s direct wholly-owned subsidiary. In this Quarterly Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band frequencies only.
The Company is relying on the U.S. Securities and Exchange Commission’s (the “SEC”) March 25, 2020 Order pursuant to Section 36 of the Exchange Act (Release No. 34-88465) (the “Order”) in delaying the filing of this Quarterly Report for the three months ended March 31, 2020, due to circumstances related to the novel coronavirus (“COVID-19”) pandemic. In particular, COVID-19 has caused limited access to the Company’s facilities and disrupted its normal interactions with its accounting personnel, legal advisors, auditors and others involved in the preparation of this Quarterly Report. The filing of this Quarterly Report on the date hereof will be considered a timely filing under the Order.
FINANCIAL AND OTHER INFORMATION
Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars. Unless otherwise indicated, the financial information contained in this Quarterly Report has been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
Certain monetary amounts, percentages and other figures included in this Quarterly Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.
In this Quarterly Report, we refer to and rely on publicly available information regarding our industry and our competitors. Although we believe the information is reliable, we cannot guarantee the accuracy and completeness of the information and have not independently verified it.
FORWARD-LOOKING STATEMENTS
Some of the statements in this Quarterly Report and oral statements made from time to time by our representatives constitute forward-looking statements that do not directly or exclusively relate to historical facts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements.
When used in this Quarterly Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our belief that the growing worldwide demand for reliable broadband connectivity everywhere at all times, together with our leadership position in our attractive sector, global scale, efficient operating and financial profile, diversified customer sets and sizeable contracted backlog, provide us with a platform for long-term success; our ability to obtain Bankruptcy Court (as defined below) approval with respect to motions or other requests made to the Bankruptcy Court; our ability to confirm and consummate a plan of reorganization; the effects of the Chapter 11 Cases (as defined below) on our liquidity or results of operations or business prospects; the effects of the Chapter 11 Cases on our business and the interests of various constituents; the length of time that we will operate under Chapter 11 protection; risks associated with third-party motions in the Chapter 11 Cases; our belief that the new and differentiated capacity of our next generation Intelsat Epic satellites will provide inventory to help offset recent trends of pricing pressure, new capacity from other satellite operators, and improved access to fiber links in our network services business; our outlook that the increased volume of services provided by our Intelsat Epic fleet is expected to stabilize the level of business activity in the network services sector; our expectation that over time incremental demand for capacity to support the new 4K format, also known as ultra-high definition, could offset some of the reductions in demand related to use of new compression technologies in our media business; our expectation that our new services and technologies will open new sectors that are much larger and faster growing than those we support today; our belief that selectively investing, employing a disciplined yield management approach, and emphasizing the development of strong distribution channels for our four primary customer sets will drive stability in our core business; our expectation that developing and scaling our differentiated managed service offerings in targeted verticals, leveraging the global footprint, higher performance and better economics of our Intelsat Epic fleet, in addition to the flexibility of our innovative terrestrial network, will drive revenue growth; our belief that completing targeted investments and partnerships in differentiated space and ground infrastructure will provide a seamless interface with the broader telecommunications ecosystem; our ability to incorporate new technologies into our network that could change the types of applications we can serve and increase our share of the global demand for broadband connectivity; our projection that our government business will benefit from the increasing demands for mobility services from the U.S. government for aeronautical and ground mobile requirements; our intention to maximize the value of our spectrum rights; our expectations as to our ability to comply with the final U.S. Federal Communications Commission (“FCC”) order regarding clearing C-band spectrum in North America, including the availability of adequate resources and funds required to comply and the receipt of accelerated clearing payments set forth in the FCC order; our belief that developing differentiated services and investing in related software- and standards-based technology will allow us to unlock opportunities that are essential to providing global broadband connectivity; the trends that we believe will impact our revenue and operating expenses in the future; our assessments regarding how long satellites that have experienced anomalies in the past should be able to provide service on their transponders; our belief as to the likelihood of the cause of the failure of Intelsat 29e occurring on our other satellites; our assessment of the risks of future anomalies occurring on our satellites; our plans for satellite launches in the near-term; our expected capital expenditures in 2020 and during the next several years; our belief that the diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions; our belief that the scale of our fleet can reduce the financial impact of any satellite anomalies or launch failures and protect against service interruptions; and the impact on our financial position or results of operations of pending legal proceedings.
Forward-looking statements reflect our intentions, plans, expectations, anticipations, projections, estimations, predictions, outlook, assumptions and beliefs about future events. These forward-looking statements speak only as of their dates and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Part I—Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, the political, economic, regulatory and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.
Other factors that may cause results or developments to differ materially from historical results or developments or the forward-looking statements made in this Quarterly Report include, but are not limited to:
•risks associated with operating our in-orbit satellites;
•satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced satellite performance;
•potential changes in the number of companies offering commercial satellite launch services and the number of commercial satellite launch opportunities available in any given time period that could impact our ability to timely schedule future launches and the prices we pay for such launches;
•our ability to obtain new satellite insurance policies with financially viable insurance carriers on commercially reasonable terms or at all, as well as the ability of our insurance carriers to fulfill their obligations;
•possible future losses on satellites that are not adequately covered by insurance;
•U.S. and other government regulation;
•changes in our contracted backlog or expected contracted backlog for future services;
•pricing pressure and overcapacity in the markets in which we compete;
•our ability to access capital markets for debt or equity;
•the competitive environment in which we operate;
•customer defaults on their obligations to us;
•our international operations and other uncertainties associated with doing business internationally;
•the impact of the COVID-19 pandemic on our business, the economic environment and our expected financial results;
•risks and uncertainties regarding the Company and certain of its subsidiaries’ voluntary commencement of cases under Chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”);
•the conditions to which our debtor-in-possession financing is subject to and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of our control;
•litigation; and
•other risks discussed in our Annual Report or this Quarterly Report.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements. Because actual results could differ materially from our intentions, plans, expectations, anticipations, projections, estimations, predictions, outlook, assumptions and beliefs about the future, you are urged not to rely on forward-looking statements in this Quarterly Report and to view all forward-looking statements made in this Quarterly

Report with caution. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
INTELSAT S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2019	March 31, 2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$810,626	$782,522
Restricted cash	20,238	18,100
Receivables, net of allowances of $40,028 in 2019 and $51,061 in 2020	255,722	234,517
Contract assets	47,721	37,363
Prepaid expenses and other current assets	39,230	46,723
Total current assets	1,173,537	1,119,225
Satellites and other property and equipment, net	4,702,063	4,616,207
Goodwill	2,620,627	2,620,627
Non-amortizable intangible assets	2,452,900	2,440,700
Amortizable intangible assets, net	276,752	268,976
Contract assets, net of current portion	74,109	63,716
Other assets	504,394	566,223
Total assets	$11,804,382	$11,695,674
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$88,107	$160,577
Taxes payable	6,402	10,996
Employee related liabilities	44,648	27,905
Accrued interest payable	308,657	307,899
Current portion of long-term debt	—	14,476,612
Contract liabilities	137,706	139,257
Deferred satellite performance incentives	42,835	43,387
Other current liabilities	62,446	66,308
Total current liabilities	690,801	15,232,941
Long-term debt	14,465,483	—
Contract liabilities, net of current portion	1,113,450	1,105,051
Deferred satellite performance incentives, net of current portion	175,837	167,479
Deferred income taxes	55,171	59,937
Accrued retirement benefits, net of current portion	125,511	121,611
Other long-term liabilities	166,977	216,884
Shareholders’ deficit:
Common shares; nominal value $0.01 per share	1,411	1,421
Paid-in capital	2,565,696	2,566,667
Accumulated deficit	(7,503,830)	(7,723,517)
Accumulated other comprehensive loss	(63,135)	(62,487)
Total Intelsat S.A. shareholders’ deficit	(4,999,858)	(5,217,916)
Noncontrolling interest	11,010	9,687
Total liabilities and shareholders’ deficit	$11,804,382	$11,695,674
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
Revenue	$528,449	$458,820
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	105,405	105,085
Selling, general and administrative	51,658	80,967
Depreciation and amortization	171,094	163,048
Impairment of non-amortizable intangible assets	—	12,200
Total operating expenses	328,157	361,300
Income from operations	200,292	97,520
Interest expense, net	316,602	318,329
Other income, net	1,413	2,735
Loss before income taxes	(114,897)	(218,074)
Provision for income taxes	5,145	141
Net loss	(120,042)	(218,215)
Net income attributable to noncontrolling interest	(580)	(556)
Net loss attributable to Intelsat S.A.	$(120,622)	$(218,771)
Net loss per common share attributable to Intelsat S.A.:
Basic	$(0.87)	$(1.55)
Diluted	$(0.87)	$(1.55)
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
Net loss	$(120,042)	$(218,215)
Other comprehensive income (loss), net of tax:
Defined benefit retirement plans:
Reclassification adjustment for amortization of unrecognized prior service credits, net of tax included in other income, net	(626)	(626)
Reclassification adjustment for amortization of unrecognized actuarial loss, net of tax included in other income, net	736	1,274
Adoption of ASU 2018-02 (see Note 13—Income Taxes)	(16,191)	—
Other comprehensive income (loss)	(16,081)	648
Comprehensive loss	(136,123)	(217,567)
Comprehensive income attributable to noncontrolling interest	(580)	(556)
Comprehensive loss attributable to Intelsat S.A.	$(136,703)	$(218,123)
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands, except where otherwise noted)

	Common
	Shares (in millions)	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Intelsat S.A. Shareholders’ Deficit	Noncontrolling Interest
Balance at December 31, 2018	138.0	$1,380	$2,551,471	$(6,606,426)	$(43,430)	$(4,097,005)	$14,396
Net income (loss)	—	—	—	(120,622)	—	(120,622)	580
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,925)
Share-based compensation	2.6	26	2,913	—	—	2,939	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	110	110	—
Adoption of ASU 2018-02 (see Note 12—Income Taxes)	—	—	—	16,191	(16,191)	—	—
Balance at March 31, 2019	140.6	$1,406	$2,554,384	$(6,710,857)	$(59,511)	$(4,214,578)	$13,051

	Common
	Shares (in millions)	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Intelsat S.A. Shareholders’ Deficit	Noncontrolling Interest
Balance at December 31, 2019	141.1	$1,411	$2,565,696	$(7,503,830)	$(63,135)	$(4,999,858)	$11,010
Net income (loss)	—	—	—	(218,771)	—	(218,771)	556
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,879)
Share-based compensation	1.0	10	971	—	—	981	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	648	648	—
Adoption of ASU 2016-13 (see Note 1—General)	—	—	—	(916)	—	(916)	—
Balance at March 31, 2020	142.1	$1,421	$2,566,667	$(7,723,517)	$(62,487)	$(5,217,916)	$9,687
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
Cash flows from operating activities:
Net loss	$(120,042)	$(218,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	171,094	163,048
Provision for doubtful accounts	411	19,944
Foreign currency transaction loss	1,030	6,380
Loss on disposal of assets	40	—
Impairment of non-amortizable intangible assets	—	12,200
Share-based compensation	2,707	3,706
Deferred income taxes	2,029	2,181
Amortization of discount, premium, issuance costs and related costs	10,049	11,196
Amortization of actuarial loss and prior service credits for retirement benefits	112	659
Unrealized losses on derivative financial instruments	9,526	335
Unrealized (gains) losses on investments and loans held-for-investment	(595)	8
Sales-type lease	6,913	—
Other non-cash items	(108)	—
Changes in operating assets and liabilities:
Receivables	29,396	(939)
Prepaid expenses, contract and other assets	(22,826)	19,510
Accounts payable and accrued liabilities	2,106	14,743
Accrued interest payable	33,007	(757)
Deferred revenue and contract liabilities	(8,300)	(6,916)
Accrued retirement benefits	(3,115)	(3,900)
Other long-term liabilities	3,900	(8,906)
Net cash provided by operating activities	117,334	14,277
Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(93,297)	(38,026)
Origination of loans held-for-investment	(10,000)	(1,150)
Proceeds from loans held-for-investment	—	724
Capital contribution to unconsolidated affiliate (including capitalized interest)	(338)	—
Other proceeds from satellites	—	5,625
Net cash used in investing activities	(103,635)	(32,827)
Cash flows from financing activities:
Principal payments on deferred satellite performance incentives	(7,259)	(7,806)
Dividends paid to noncontrolling interest	(1,925)	(1,879)
Proceeds from exercise of employee stock options	232	—
Other financing activities	297	—
Net cash used in financing activities	(8,655)	(9,685)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(443)	(2,007)
Net change in cash, cash equivalents and restricted cash	4,601	(30,242)
Cash, cash equivalents, and restricted cash, beginning of period	507,157	830,864
Cash, cash equivalents, and restricted cash, end of period	$511,758	$800,622

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$238,407	$282,895
Income taxes paid, net of refunds	1,936	964
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$8,595	$48,255
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020
Note 1 General
Basis of Presentation
The accompanying condensed consolidated financial statements of Intelsat S.A. and its subsidiaries (“Intelsat S.A.,” “we,” “us,” “our” or the “Company”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year or for any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, on file with the U.S. Securities and Exchange Commission ("SEC").
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates.
Going Concern
Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our condensed consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, that raised substantial doubt as to the Company’s ability to continue as a going concern. As reflected in our condensed consolidated financial statements, the Company had cash and cash equivalents of $782.5 million and an accumulated deficit of $7.7 billion as of March 31, 2020. The Company also generated income from operations of $97.5 million and a net loss of $218.2 million for the three months ended March 31, 2020.
On May 13, 2020, the Company and certain of its subsidiaries (each, a “Debtor”) commenced voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). Primary factors causing us to file for Chapter 11 protection included the Company’s intention to participate in the accelerated clearing process of C-band spectrum set forth in the U.S. Federal Communications Commission’s (“FCC”) final order on the topic, requiring the Company to incur significant costs now related to clearing activities well in advance of receiving reimbursement for such costs, as well as the economic slowdown impacting the Company and several of its end markets due to the novel coronavirus (“COVID-19”) pandemic.
Prior to the commencement of the Chapter 11 Cases, the Company entered into a commitment letter (the “Commitment Letter”) with certain parties (the “Commitment Parties”), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties have agreed to backstop a non-amortizing multiple draw super-priority senior secured debtor-in-possession term loan facility (the “DIP Facility”), in an aggregate principal amount of $1.0 billion.
Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement a business plan of reorganization, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet our contractual obligations and operating needs. As a result of risks and uncertainties related to, among other things, (i) the Company’s ability to obtain requisite support for the business plan of reorganization from various stakeholders, and (ii) the disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships, substantial doubt exists regarding our ability to continue as a going concern. For a more detailed discussion about our voluntary reorganization under the Bankruptcy Code, see Note 15—Subsequent Events.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the pre-petition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect Finance and Intelsat Jackson. As such, we have reclassified all debt obligations to current portion of long-term debt on our condensed consolidated balance sheet as of March 31, 2020. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Note 10—Debt.
Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Impact of COVID-19 on our Company
As a result of the COVID-19 pandemic, in the first quarter of 2020, in an effort to safeguard public health, governments around the world, including United States (“U.S.”) federal, state and local governments, implemented a number of orders and restrictions on travel and businesses, among other things. Some of these measures remain in effect and have negatively impacted the U.S. and other economies around the world in the short-term, while the long-term economic impact of COVID-19 remains unknown.
The COVID-19 pandemic has had an adverse impact on our business, operating results and financial condition, a trend we expect to continue. Among the impacts of the COVID-19 pandemic were a reduction of revenue and a decreased likelihood of collection from certain mobility customers. We continue to closely monitor the ongoing impact on our employees, customers, business and results of operations.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the total sum of these amounts reported in our condensed consolidated statements of cash flows (in thousands):

	As of December 31, 2019	As of March 31,2020
Cash and cash equivalents	$810,626	$782,522
Restricted cash	20,238	18,100
Cash, cash equivalents and restricted cash	$830,864	$800,622
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes how companies measure and recognize credit impairment for any financial assets. The standard requires companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are within the scope of the standard. We adopted ASU 2016-13 and its amendments in the first quarter of 2020, on a modified retrospective basis. The adoption of ASU 2016-13 and its amendments increased our reserve for credit losses by $0.9 million as of January 1, 2020.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which is intended to simplify the subsequent measurement of goodwill. The amendments in ASU 2017-04 modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities, as if that reporting unit had been acquired in a business combination. We adopted ASU 2017-04 in the first quarter of 2020, on a prospective basis. As a result, we will measure impairment using the difference between the carrying amount and the fair value of the reporting unit, if required. For the three months ended March 31, 2020, we conducted a goodwill impairment analysis and determined the fair value of our reporting unit to be greater than its carrying value, resulting in no impairment of goodwill. See Note 9—Goodwill and Other Intangible Assets for further information.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), as part of its disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. Changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty were applied prospectively for only the most recent interim period presented. All other amendments were applied retrospectively for all periods presented. ASU 2018-13 and its amendments were adopted by the Company in the first quarter of 2020.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)—Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), as part of its disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-14 modifies and clarifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments remove certain disclosure requirements and require additional disclosures. ASU 2018-14 will be effective for the Company for annual periods in fiscal years ending after December 15, 2020, on a retrospective basis to all periods presented. We are in the process of evaluating the impact that ASU 2018-14 will have on our condensed consolidated financial statements and associated disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting For Income Taxes (“ASU 2019-12”). The standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 will be effective for the Company for annual periods in fiscal years ending after December 15, 2020. We are in the process of evaluating the impact that ASU 2019-12 will have on our condensed consolidated financial statements and associated disclosures.
Note 2 Share Capital
Under our Articles of Incorporation, we have an authorized share capital of $10.0 million, represented by 1.0 billion shares of any class with a nominal value of $0.01 per share. At March 31, 2020, there were approximately 142.1 million common shares issued and outstanding.
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
Satellite Utilization Charges
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
Similar to satellite utilization charges, we have determined that the customer simultaneously receives and consumes benefits provided by the Company for satellite related consulting and technical services, tracking, telemetry and commanding services (“TT&C”) and in-orbit backup services, as detailed below. Therefore, similar to satellite utilization charges, we believe that the passage of time most faithfully reflects our satisfaction of the performance obligation for these services:
Satellite-Related Consulting and Technical Services
We recognize revenue from the provision of consulting services as those services are performed. We recognize revenue for consulting services with specific performance obligations, such as transfer orbit support services or training programs over the service period.
TT&C
We earn TT&C services revenue from providing operational services to other satellite owners and from certain customers on our satellites. TT&C agreements entered into in connection with our satellite utilization contracts are typically for the period of the related service agreement. We recognize this revenue over the term of the service agreement.
In-Orbit Backup Services
We provide back-up transponder capacity that is held on reserve for certain customers on agreed-upon terms. We recognize revenues for in-orbit backup services over the term of the related agreement.
Revenue Share Arrangements
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
For the three months ended March 31, 2019 and 2020, we recognized revenue of $90.3 million and $86.1 million, respectively, that were included in the contract liability balances as of January 1, 2019 and 2020, respectively. In addition, the total amount of consideration included in contract assets as of January 1, 2019 and 2020 that became unconditional for the three months ended March 31, 2019 and 2020 was $6.2 million and $12.8 million, respectively.
Assets Recognized from the Costs to Obtain a Customer Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that our sales incentive program meets the requirements to be capitalized due to the incremental nature of the costs and the expectation that the Company will recover such costs. The assets recognized from the costs to obtain a customer contract are amortized over a period that is consistent with the transfer to the customer of the services to which the asset relates. We capitalized $1.9 million and $1.1 million for our sales incentive program and amortized $1.8 million and $1.6 million for the three months ended March 31, 2019 and 2020, respectively. As of December 31, 2019 and March 31, 2020, capitalized costs relating to our sales incentive program were $9.4 million and $8.9 million, respectively, which were included within other assets in our condensed consolidated balance sheets.
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
When more than one party is involved in providing goods or services to a customer, we generally recognize the transaction on a gross basis due to the level of control that we have prior to the transfer of the good or service. These arrangements include instances where we procure equipment from vendors and sell to third-party customers, when we enter into revenue sharing arrangements with other parties and when we purchase capacity for voice, data and video services provided by third-party commercial satellite operators for which the desired frequency type or geographic coverage is not available on our network. Our third-party capacity arrangements (off-network) are more significant and, in determining whether we are the principal or the agent in these arrangements, we consider whether or not we control the service before it is transferred to the customer. In this determination, we consider the definition of control as set forth in ASC 606, Revenue from Contracts with Customers (“ASC 606”), in ASC 606-10-25-25. When we purchase satellite transponder capacity from a third party, we have the ability to direct the use of and obtain substantially all of the remaining benefits from the purchased capacity. We obtain the right to the service to be performed by the third party, which gives the Company the ability to direct that party to provide the service to the customer on the Company’s behalf. No other third party can direct the use of or obtain any benefits from the capacity.
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
Remaining Performance Obligations
Our remaining performance obligation is our expected future revenue under our existing customer contracts and includes both cancelable and non-cancelable contracts. Our remaining performance obligation was approximately $6.5 billion as of March 31, 2020, approximately 89% of which related to contracts that were non-cancelable and approximately 11% of which related to contracts that were cancelable subject to substantial termination fees. We assess the contract term of our cancelable contracts as the full stated term of the contract assuming each contract is not canceled since the termination penalty upon cancellation is substantive. As of March 31, 2020, the weighted average remaining customer contract life was approximately 4.2 years. Approximately 35%, 24%, and 41% of our total remaining performance obligation as of March 31, 2020 is expected to be recognized as revenue during 2020 and 2021, 2022 and 2023, and 2024 and thereafter, respectively. The amount included in the remaining performance obligation represents the full-service charge for the duration of the contract and does not include termination fees. The amount of the termination fees, which is not included in the remaining performance obligation amount, is generally calculated as a percentage of the remaining performance obligation associated with the contract. In certain cases of breach for non-payment or customer financial distress or bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our remaining performance obligation includes 100% of the remaining performance obligation of our consolidated ownership interests, which is consistent with the accounting for our ownership interest in these entities.
(b) Business and Geographic Segment Information
We operate in a single industry segment in which we provide satellite services to our communications customers around the world. Our revenues are disaggregated by billing region, service type and customer set. Revenue by region is based on the locations of customers to which services are billed. Our satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of our remaining assets, substantially all are located in the U.S.
The following table disaggregates revenue by billing region (in thousands, except percentages):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2020
North America	$268,370	51%	$235,005	51%
Europe	61,276	12%	53,938	12%
Latin America and Caribbean	65,477	12%	51,475	11%
Africa and Middle East	62,420	12%	61,902	13%
Asia-Pacific	70,906	13%	56,500	12%
Total	$528,449		$458,820
The following table disaggregates revenue by type of service (in thousands, except percentages):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2020
On-Network Revenues
Transponder services	$377,284	71%	$331,334	72%
Managed services	93,201	18%	72,261	16%
Channel	691	—%	426	—%
Total on-network revenues	471,176	89%	404,021	88%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	49,858	9%	43,688	10%
Satellite-related services	7,415	1%	11,111	2%
Total off-network and other revenues	57,273	11%	54,799	12%
Total	$528,449		$458,820

By customer application, our revenues from network services, media, government and satellite-related services were $204.3 million, $226.0 million, $93.2 million and $4.9 million, respectively, for the three months ended March 31, 2019, as compared to $149.4 million, $205.8 million, $95.7 million and $7.9 million, respectively, for the three months ended March 31, 2020.
Our largest customer accounted for approximately 14% and 15% of our revenue during the three months ended March 31, 2019 and 2020, respectively. Our ten largest customers accounted for approximately 41% and 42% of our revenue during the three months ended March 31, 2019 and 2020, respectively.
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
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data or where otherwise noted):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
Numerator:
Net loss attributable to Intelsat S.A.	$(120,622)	$(218,771)
Denominator:
Basic weighted average shares outstanding (in millions)	138.9	141.5
Diluted weighted average shares outstanding (in millions):	138.9	141.5
Basic EPS	$(0.87)	$(1.55)
Diluted EPS	$(0.87)	$(1.55)
In June 2018, Intelsat S.A. completed an offering of $402.5 million aggregate principal amount of its 2025 Convertible Notes. We do not expect to settle the principal amount of the 2025 Convertible Notes in cash, and we therefore use the if-converted method for calculating any potential dilutive effect of the conversion on diluted EPS, if applicable. The 2025 Convertible Notes are eligible for conversion depending upon the trading price of our common shares and under other conditions set forth in the indenture governing the 2025 Convertible Notes (the "2025 Indenture") until December 15, 2024, and thereafter without regard to any conditions. See Note 10—Debt for additional information on the conversion conditions.
Due to a net loss for each of the three months ended March 31, 2019 and 2020, there were no dilutive securities, and therefore, basic and diluted EPS were the same. The weighted average number of common shares that could potentially dilute basic EPS in the future was 27.3 million and 22.7 million for the three months ended March 31, 2019 and 2020, respectively, primarily consisting of the 2025 Convertible Notes.
Note 5 Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosure ("ASC 820") defines fair value, establishes a market-based framework or hierarchy for measuring fair value and provides for certain required disclosures about fair value measurements. The guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value but does not require any new fair value measurements.
The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:

•Level 1—unadjusted quoted prices for identical assets or liabilities in active markets;
•Level 2—quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation; and
•Level 3—unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability.

Recurring Fair Value Measurements
The tables below present assets measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy (in thousands). No transfers between Level 1, Level 2 and Level 3 fair value measurements occurred for the three months ended March 31, 2020.

		Fair Value Measurements as of December 31, 2019
Description	As of December 31, 2019	Level 1	Level 2	Level 3
Assets
Marketable securities(1)	$5,145	$5,145	$—	$—
Undesignated interest rate cap contracts(2)	372	—	372	—
Common stock warrant(3)	3,239	—	—	3,239
Total assets	$8,756	$5,145	$372	$3,239

		Fair Value Measurements as of March 31, 2020
Description	As of March 31, 2020	Level 1	Level 2	Level 3
Assets
Marketable securities(1)	$4,194	$4,194	$—	$—
Undesignated interest rate cap contracts(2)	37	—	37	—
Common stock warrant(3)	3,239	—	—	3,239
Total assets	$7,470	$4,194	$37	$3,239

(1)The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, we have classified such investments within Level 1 of the fair value hierarchy. The cost basis of our marketable securities was $4.3 million and $4.2 million as of December 31, 2019 and March 31, 2020, respectively. We sold marketable securities with a cost basis of $0.3 million and $0.2 million resulting in a nominal loss and nominal gain during the three months ended March 31, 2019 and 2020, respectively. These amounts are included in other income (expense), net in our condensed consolidated statements of operations.
(2)The valuation of our interest rate derivative instruments reflects the fair value of premiums paid, taking into account observable inputs including current interest rates, the market expectation for future interest rate volatility and current creditworthiness of the counterparties. As a result, we have determined that the valuation in its entirety is classified as Level 2 within the fair value hierarchy.
(3)We valued the common stock warrant using a valuation technique that reflects the risk-free interest rate, time to maturity and volatility of comparable companies. We identified the inputs used to calculate the fair value as Level 3 inputs and concluded that the valuation in its entirety is classified as Level 3 within the fair value hierarchy.
The following table presents a reconciliation of the preferred and common stock warrants which are measured and recorded at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
Balance as of beginning of period	$4,100	$3,239
Unrealized loss included in other income (expense), net	(908)	—
Balance as of end of period	$3,192	$3,239
Nonrecurring Fair Value Measurements
The carrying values of certain assets may be adjusted to fair value in subsequent periods on a nonrecurring basis if an event occurs or circumstances change that indicate that the asset is impaired or, for investments in equity securities without readily determinable fair values, observable transactions for identical or similar investments of the same issuer support a change in the investment fair value. During the first quarter of 2020, as a result of our interim impairment assessments, we recognized an impairment of non-amortizable intangible assets of $12.2 million. This fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs. See Note 9—Goodwill and Other Intangible Assets for additional information.

Other Fair Value Disclosures
See Note 8—Investments and Note 10—Debt for fair value disclosures related to our loan receivables and debt, respectively. The carrying amounts of the Company's other financial instruments are reasonable estimates of their related fair values due to their short-term nature.
Note 6 Retirement Plans and Other Retiree Benefits
(a) Pension and Other Postretirement Benefits
We maintain a noncontributory defined benefit retirement plan covering substantially all of our employees hired prior to July 19, 2001. The cost of providing benefits to eligible participants under the defined benefit retirement plan is calculated using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service and certain actuarial assumptions. In addition, as part of the overall medical plan, we provide postretirement medical benefits to certain current retirees who meet the criteria under the medical plan for postretirement benefit eligibility. In 2015, we amended the defined benefit retirement plan to end the accrual of additional benefits for the remaining active participants.
The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future years. The impact on the funded status is determined based upon market conditions in effect when we completed our annual valuation. For the three months ended March 31, 2020, we made cash contributions to the defined benefit retirement plan of $0.9 million. We anticipate that our remaining contributions to the defined benefit retirement plan in 2020 will be approximately $3.1 million. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2020 will be approximately $2.9 million.
Included in accumulated other comprehensive loss at March 31, 2020 was $95.7 million ($64.3 million, net of tax) that has not yet been recognized in net periodic benefit cost.
The tables below show the components of net periodic benefit cost (income) for the three months ended March 31, 2019 and 2020 (in thousands). These amounts are recognized in other income (expense), net in the condensed consolidated statements of operations.

	Pension Benefits
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
Interest cost	$3,848	$2,962
Expected return on plan assets	(5,873)	(5,810)
Amortization of unrecognized net loss	1,055	1,600
Net periodic benefit cost	$(970)	$(1,248)

	Other Postretirement Benefits
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
Interest cost	$383	$266
Amortization of unrecognized prior service credits	(636)	(636)
Amortization of unrecognized net gain	(307)	(305)
Net periodic benefit cost	$(560)	$(675)
(b) Other Retirement Plans
We maintain a defined contribution retirement plan qualified under the provisions of Section 401(k) of the Internal Revenue Code for our employees in the United States. We recognized compensation expense for this plan of $2.1 million and $2.3 million for the three months ended March 31, 2019 and 2020, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 7 Satellites and Other Property and Equipment
(a) Satellites and Other Property and Equipment, net
Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2019	As of March 31,2020
Satellites and launch vehicles	$10,407,690	$10,386,205
Information systems and ground segment	968,482	982,751
Buildings and other	280,109	281,506
Total cost	11,656,281	11,650,462
Less: accumulated depreciation	(6,954,218)	(7,034,255)
Total	$4,702,063	$4,616,207
Satellites and other property and equipment are stated at historical cost, except for satellites that have been impaired. Satellites and other property and equipment acquired as part of an acquisition are stated based on their fair value at the date of acquisition.
During the first quarter of 2020, the price of our common shares and trading values of our debt securities experienced sustained reductions. We also witnessed certain declines in financial performance as compared to previously prepared internal budget and forecast projections. Among the impacts of the COVID-19 pandemic were a reduction of revenue and a decreased likelihood of collection from certain mobility customers. Based on our examination of these and other qualitative factors, we concluded that further testing of satellites and other property and equipment was required.
The Company evaluated the assets for potential impairment using internal projections of undiscounted cash flows expected to result from the use and eventual disposal of the assets. If the carrying amount of the assets exceeds the undiscounted cash flows expected to result from its use, an impairment expense is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. The impairment expense cannot exceed the carrying amount of the long-lived assets (unless the carrying amount is not being reduced below fair value for any individual long-lived asset that is determinable without undue cost and effort).
In estimating the undiscounted cash flows, we primarily used our internally prepared budgets and forecast information. The key assumptions included in our model were projected growth rates, cost of capital, effective tax rates, and industry and economic trends. A change in estimated future cash flows or other assumptions could change our estimated fair values and result in future impairments. The conclusion of our analysis was that the undiscounted cash flows of the asset group were greater than its carrying value, resulting in no impairment.
Satellites and other property and equipment, net included construction-in-progress of $191.5 million and $252.3 million as of December 31, 2019 and March 31, 2020, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $8.3 million and $4.0 million were capitalized for the three months ended March 31, 2019 and 2020, respectively. Additionally, depreciation expense was $162.5 million and $154.4 million for the three months ended March 31, 2019 and 2020, respectively.
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
Note 8 Investments
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
(a) Horizons Holdings
Horizons Holdings is a joint venture with JSAT International, Inc. (“JSAT”) that consists of two investments: Horizons-1 Satellite LLC and Horizons-2 Satellite LLC. Horizons Holdings borrowed from JSAT a portion of the funds necessary to finance the construction of the Horizons 2 satellite pursuant to a loan agreement. The borrowing was subsequently repaid. We provide certain services to the joint venture and in return utilize capacity from the joint venture.
We have determined that this joint venture meets the criteria of a VIE under ASC 810, and we have concluded that we are the primary beneficiary because decisions relating to any future relocation of the Horizons 2 satellite, the most significant asset of the joint venture, are effectively controlled by us. In accordance with ASC 810, as the primary beneficiary, we consolidate Horizons Holdings within our condensed consolidated financial statements. Total assets of Horizons Holdings were $22.2 million and $19.5 million as of December 31, 2019 and March 31, 2020, respectively. Total liabilities were nominal as of both December 31, 2019 and March 31, 2020.
We have a revenue sharing agreement with JSAT related to services sold on the Horizons 1 and Horizons 2 satellites. We are responsible for billing and collection for such services, and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons 1 and Horizons 2 satellites were $1.6 million and $3.0 million as of December 31, 2019 and March 31, 2020, respectively.
(b) Horizons-3 Satellite LLC
On November 4, 2015, we entered into an additional joint venture agreement with JSAT. The joint venture, Horizons 3, was formed for the purpose of developing, launching, managing, operating and owning a high-performance satellite located at the 169ºE orbital location.
Horizons 3, which is 50% owned by each of Intelsat and JSAT, was set up with joint sharing of management authority and equal rights to profits and revenues from the joint venture. Similar to Horizons Holdings, we have a revenue sharing agreement with JSAT related to services sold on the Horizons 3e satellite. In addition, we are responsible for billing and collection for such services, and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons 3e satellite were $3.3 million and $4.2 million as of December 31, 2019 and March 31, 2020, respectively.
We have determined that this joint venture meets the criteria of a VIE under ASC 810; however, we have concluded that we are not the primary beneficiary and therefore do not consolidate Horizons 3. The assessment considered both quantitative and qualitative factors, including an analysis of voting power and other means of control of the joint venture, as well as each owner’s exposure to risk of loss or gain. Because we and JSAT equally share control over the operations of the joint venture and also equally share exposure to risk of losses or gains, we concluded that we are not the primary beneficiary of Horizons 3. Our investment, included within other assets in our condensed consolidated balance sheets, is accounted for using the equity method of accounting. The investment balance, which is equivalent to our maximum exposure to loss, was $110.2 million and $101.1 million as of December 31, 2019 and March 31, 2020, respectively. The investment balance exceeded our equity in the net assets of Horizons 3 by $11.6 million and $11.4 million as of December 31, 2019 and March 31, 2020, respectively. This basis difference represents the capitalized interest that we incurred in relation to financing our investment and we recognize it as a reduction of our equity in earnings of Horizons 3 on a straight-line basis over the life of the satellite. We recognized a nominal amount of equity in earnings of Horizons 3 in other income (expense), net for each of the three months ended March 31, 2019 and 2020.
In connection with our investment in Horizons 3, we entered into a capital contribution and subscription agreement, which requires us to fund our 50% share of amounts due thereunder in order to maintain our 50% interest in the joint venture. Pursuant to this agreement, we made contributions of $5.0 million for the year ended December 31, 2019, with no comparable amounts for the three months ended March 31, 2020. We received distributions of $5.0 million for the year ended December 31, 2019 and $9.0 million for the three months end March 31, 2020. The Company utilizes the cumulative earnings approach to determine whether distributions received from equity method investees are returns on investment or returns of investment. In addition, our indirect subsidiary that holds our investment in Horizons 3 has entered into a security and pledge agreement with Horizons 3, pursuant to which it has granted a security interest in its membership interest in Horizons 3. Further, our indirect subsidiary has granted a security interest to Horizons 3 in its customer capacity contracts and its ownership interest in its wholly-owned subsidiary that holds the FCC license required for the joint venture’s operations.
The Horizons 3e satellite entered into service in January 2019. The Company purchases satellite capacity and related services from the Horizons 3 joint venture, and then sells that capacity to its customers. We incurred direct costs of revenue related to these purchases of $3.6 million and $5.0 million for the three months ended March 31, 2019 and 2020, respectively. The Company also sells managed ground network services to the Horizons 3 joint venture and provides program management services for a fee. We recorded an offset to direct costs of revenue of $0.3 million and $1.8 million related to the provision of these services for the three months ended March 31, 2019 and 2020, respectively. On the condensed consolidated balance sheets as of December 31, 2019 and March 31, 2020, $0.5 million due from Horizons 3 was included in receivables and $1.7 million and $3.3 million due to Horizons 3 was included in accounts payable and accrued liabilities, respectively.
(c) Investments in Equity Securities
The Company holds noncontrolling equity investments in seven separate privately held companies, including investments in equity securities without readily determinable fair values and common stock warrants.
In accordance with ASC 321, Investments—Equity Securities, we use the measurement alternative to measure the fair value of our investments in equity securities without readily determinable fair values. Accordingly, these investments are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. These investments are recorded in other assets in our condensed consolidated balance sheets and had a total carrying value of $27.2 million as of December 31, 2019 and March 31, 2020, respectively.
We measure our stock warrants at fair value (see Note 5—Fair Value Measurements and Note 11—Derivative Instruments and Hedging Activities for additional information). The warrants are recorded in other assets in our condensed consolidated balance sheets and had a cumulative fair value of $3.2 million as of December 31, 2019 and March 31, 2020, respectively.
(d) Loan Receivables
The Company has loan receivables from five privately held companies that it is holding for long-term investment. These loan receivables are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the outstanding principal, adjusted for unamortized discounts and deferred transaction costs. The Company recognizes interest income on loan receivables using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method.
Loan receivables are recorded in other assets in our condensed consolidated balance sheets at an amortized cost basis, net of allowance for credit losses, of $70.4 million and $72.6 million as of December 31, 2019 and March 31, 2020, respectively. These amounts were net of an allowance for credit losses of $4.6 million, unamortized discount of $3.0 million and $2.4 million, and unamortized deferred transaction costs of $1.0 million and $0.8 million as of the respective periods. As of December 31, 2019 and March 31, 2020, respectively, $1.5 million and $1.0 million of accrued interest related to our loan receivables was recorded in prepaid expenses and other current assets in our condensed consolidated balance sheets. We recognized interest income related to our loan receivables of $0.9 million for the three months ended March 31, 2020, with no comparative amounts for the three months ended March 31, 2019.
A loan is determined to be impaired and placed on non-accrual status when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due under the contractual terms of the applicable loan agreement. We did not recognize any allowance for losses related to loan receivables during the three months ended March 31, 2019 and 2020.
The fair value of loan receivables is evaluated on a loan-by-loan basis, and is determined based on assessments of discounted cash flows that are considered probable of collection. We consider these inputs to be Level 3 within the fair value hierarchy under ASC 820. The cumulative fair value of our loan receivables as of December 31, 2019 and March 31, 2020 was $69.3 million and $72.8 million, respectively.
Note 9 Goodwill and Other Intangible Assets
We account for goodwill and other non-amortizable intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.
During the first quarter of 2020, the price of our common shares and trading values of our debt securities experienced sustained reductions. We also witnessed certain declines in financial performance as compared to previously prepared internal budget and forecast projections. Among the impacts of the COVID-19 pandemic were a reduction of revenue and a decreased likelihood of collection from certain mobility customers. Based on our examination of these and other qualitative factors, we concluded that further testing of goodwill and other non-amortizable and amortizable intangible assets was required.
Determining the fair value of a reporting unit and other intangible assets often involves the use of estimates and assumptions that require significant judgment, and that could have a substantial impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market transactions. These estimates involve making significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in future cash flows, perpetual growth rates, and the determination of appropriate market comparisons.
(a) Goodwill
For the analysis of goodwill, we applied ASU 2017-04, which is further described in Note 1—General. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. After recognizing the impairment loss, the loss establishes a new corresponding basis in the goodwill. Subsequent reversals of goodwill impairment losses are not permitted under applicable accounting standards.
Intelsat has only one reporting unit for purposes of the analysis of goodwill, and accordingly, the analysis is undertaken at the enterprise level. We determined the estimated fair value of our reporting unit using a discounted cash flow analysis, along with independent source data related to comparative market multiples and, when available, recent transactions, each of which is considered a Level 3 input within the fair value hierarchy under ASC 820. The discounted cash flows were derived from a five-year projection of cash flows plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital.
In estimating the undiscounted cash flows, we primarily used our internally prepared budgets and forecast information. The key assumptions included in our model were projected growth rates, cost of capital, effective tax rates, and industry and economic trends, along with the C-band accelerated clearing incentive payments expected to be received subject to the achievement of certain milestones and the discount rate applied to those cash flows. A change in estimated future cash flows or other assumptions could change our estimated fair values and result in future impairments. The conclusion of our analysis was that the fair value of our reporting unit was greater than its carrying value, resulting in no impairment of goodwill.
The carrying amounts of goodwill consisted of the following (in thousands):

	As of December 31, 2019	As of March 31,2020
Goodwill	$6,780,827	$6,780,827
Accumulated impairment losses	(4,160,200)	(4,160,200)
Net carrying amount	$2,620,627	$2,620,627

(b) Orbital Locations, Trade Name and Other Intangible Assets
Orbital Locations. Intelsat is authorized by governments to operate satellites at certain orbital locations—i.e., longitudinal coordinates along the Clarke Belt. The Clarke Belt is the part of space approximately 35,800 kilometers above the plane of the equator where geostationary orbit may be achieved. Various governments acquire rights to these orbital locations through filings made with the International Telecommunication Union, a sub-organization of the United Nations. We will continue to have rights to operate satellites at our orbital locations so long as we maintain our authorizations to do so.
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
We determined the estimated fair value of our rights to operate at orbital locations by using the build-up method to determine cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. Under the build-up approach, the amount a reasonable investor would be willing to pay for the right to operate a satellite business using orbital locations is calculated by first estimating the cash flows that typical market participants might assume could be available from the right to operate satellites using the subject location in a similar market. It is assumed that rather than acquiring such a business as a going concern, the buyer would hypothetically start with the right to operate satellites at orbital locations and build a new business with similar attributes from the beginning. Thus, the buyer is assumed to incur the start-up costs and losses typically associated with the going concern value and pay for all other tangible and intangible assets.
The key assumptions used in estimating the fair values of our rights to operate at our orbital locations included the following: (i) market penetration leading to revenue growth, (ii) profit margin, (iii) duration and profile of the build-up period, (iv) estimated start-up costs and losses incurred during the build-up period and (v) weighted average cost of capital.
We completed our analysis of the estimated fair value of our rights to operate at certain orbital locations in connection with the analysis of goodwill described above and concluded that the fair value was greater than the carrying value, resulting in no impairment.
Trade Name. We have implemented the relief from royalty method to determine the estimated fair value of the Intelsat trade name. The relief from royalty analysis is comprised of two major steps: (i) a determination of the hypothetical royalty rate, and (ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate utilized in the relief from royalty approach, we considered comparable license agreements, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors, each of which is considered a Level 3 input within the fair value hierarchy under ASC 820.
The key assumptions used in our model to estimate the fair value of the Intelsat trade name included forecasted revenues, the royalty rate, the tax rate and the discount rate. We completed our analysis of the estimated fair value of the Intelsat trade name in connection with the analysis of goodwill described above and it resulted in an impairment of our trade name intangible asset of $12.2 million, which is included within impairment of non-amortizable intangible assets in the condensed consolidated statements of operations.
The carrying amounts of acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of December 31, 2019	As of March 31,2020
Orbital locations	$2,387,700	$2,387,700
Trade name	65,200	53,000
Total non-amortizable intangible assets	$2,452,900	$2,440,700

Other Intangible Assets. The Company evaluated acquired intangible assets subject to amortization for potential impairment using internal projections of undiscounted cash flows expected to result from the use and eventual disposal of the assets. The key assumptions included in our model were projected growth rates, cost of capital, effective tax rates, and industry and economic trends. A change in estimated future cash flows or other assumptions could change our estimated fair values and result in future impairments. The conclusion of our analysis was that the undiscounted cash flows of the asset group were greater than its carrying value, resulting in no impairment.
The carrying amounts and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2019			As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(713,205)	$30,555	$743,760	$(715,568)	$28,192
Customer relationships	534,030	(287,833)	246,197	534,030	(293,246)	240,784
Total	$1,277,790	$(1,001,038)	$276,752	$1,277,790	$(1,008,814)	$268,976
Intangible assets are amortized based on the expected pattern of consumption. Amortization expense was $8.6 million and $7.8 million for the three months ended March 31, 2019 and 2020, respectively.
Note 10 Debt
The carrying values and fair values of our notes payable and debt were as follows (in thousands):

	As of December 31, 2019		As of March 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
4.5% Convertible Senior Notes due June 2025	$402,500	$265,231	$402,500	$82,513
Unamortized prepaid debt issuance costs and discount on 4.5% Convertible Senior Notes	(133,310)	—	(129,037)	—

	As of December 31, 2019		As of March 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Intelsat S.A. obligations	269,190	265,231	273,463	82,513
Intelsat Luxembourg:
7.75% Senior Notes due June 2021	421,219	336,975	421,219	202,185
Unamortized prepaid debt issuance costs on 7.75% Senior Notes	(1,257)	—	(1,045)	—
8.125% Senior Notes due June 2023	1,000,000	590,000	1,000,000	190,000
Unamortized prepaid debt issuance costs on 8.125% Senior Notes	(5,838)	—	(5,465)	—
12.5% Senior Notes due November 2024	403,350	277,152	403,350	118,605
Unamortized prepaid debt issuance costs and discount on 12.5% Senior Notes	(184,344)	—	(180,047)	—
Total Intelsat Luxembourg obligations	1,633,130	1,204,127	1,638,012	510,790
Intelsat Connect Finance:
9.5% Senior Notes due February 2023	1,250,000	865,625	1,250,000	431,250
Unamortized prepaid debt issuance costs and discount on 9.5% Senior Notes	(27,741)	—	(25,833)	—
Total Intelsat Connect Finance obligations	1,222,259	865,625	1,224,167	431,250
Intelsat Jackson:
9.5% Senior Secured Notes due September 2022	490,000	562,275	490,000	534,100
Unamortized prepaid debt issuance costs and discount on 9.5% Senior Secured Notes	(11,204)	—	(10,312)	—
8% Senior Secured Notes due February 2024	1,349,678	1,380,046	1,349,678	1,282,194
Unamortized prepaid debt issuance costs and premium on 8% Senior Secured Notes	(3,903)	—	(3,702)	—
5.5% Senior Notes due August 2023	1,985,000	1,687,250	1,985,000	1,161,225
Unamortized prepaid debt issuance costs on 5.5% Senior Notes	(8,723)	—	(8,170)	—
9.75% Senior Notes due July 2025	1,885,000	1,729,488	1,885,000	1,178,125
Unamortized prepaid debt issuance costs on 9.75% Senior Notes	(20,487)	—	(19,786)	—
8.5% Senior Notes due October 2024	2,950,000	2,669,750	2,950,000	1,740,500
Unamortized prepaid debt issuance costs and premium on 8.5% Senior Notes	(12,916)	—	(12,365)	—
Senior Secured Credit Facilities due November 2023	2,000,000	1,985,000	2,000,000	1,840,000
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(22,149)	—	(20,887)	—
Senior Secured Credit Facilities due January 2024	395,000	398,950	395,000	361,425
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(1,600)	—	(1,512)	—
6.625% Senior Secured Credit Facilities due January 2024	700,000	712,250	700,000	644,000
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(2,832)	—	(2,677)	—
Total Intelsat Jackson obligations	11,670,864	11,125,009	11,675,267	8,741,569
Eliminations:
8.125% Senior Notes of Intelsat Luxembourg due June 2023 owned by Intelsat Jackson	(111,663)	(65,881)	(111,663)	(21,216)
Unamortized prepaid debt issuance costs on 8.125% Senior Notes	652	—	610	—
12.5% Senior Notes of Intelsat Luxembourg due November 2024 owned by Intelsat Connect Finance, Intelsat Jackson and Intelsat Envision	(403,245)	(277,080)	(403,245)	(118,574)

	As of December 31, 2019		As of March 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unamortized prepaid debt issuance costs and discount on 12.5% Senior Notes	184,296	—	180,001	—
Total eliminations:	(329,960)	(342,961)	(334,297)	(139,790)
Total Intelsat S.A. debt	$14,465,483	$13,117,031	$14,476,612	$9,626,332
The fair value for publicly traded instruments is determined using quoted market prices, and the fair value for non-publicly traded instruments is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms. Substantially all of the inputs used to determine the fair value of our debt are classified as Level 1 inputs within the fair value hierarchy under ASC 820, except for our senior secured credit facilities and our 2025 Convertible Notes, the inputs for which are classified as Level 2.
Intelsat S.A. 2025 Convertible Notes
In June 2018, we completed an offering of 15,498,652 Intelsat S.A. common shares, nominal value $0.01 per share (the “Common Shares Offering”), at a public offering price of $14.84 per common share, and we completed an offering of $402.5 million aggregate principal amount of the 2025 Convertible Notes. These notes are guaranteed by a direct subsidiary of Intelsat Luxembourg, Intelsat Envision. The net proceeds from the Common Shares Offering and 2025 Convertible Notes offering were used to repurchase approximately $600 million aggregate principal amount of Intelsat Luxembourg’s 7.75% Senior Notes due 2021 (the “2021 Luxembourg Notes”) in privately negotiated transactions with individual holders in June 2018. In connection with the repurchase of the 2021 Luxembourg Notes, we recognized a net gain on early extinguishment of debt of $22.1 million consisting of the difference between the carrying value of debt repurchased and the total cash amount paid (including related fees and expenses), together with a write-off of unamortized debt issuance costs. We used the remaining net proceeds of the Common Shares Offering and 2025 Convertible Notes offering for further repurchases of 2021 Luxembourg Notes and for other general corporate purposes, including repurchases of other tranches of debt of Intelsat S.A.’s subsidiaries.
The 2025 Convertible Notes mature on June 15, 2025 unless earlier repurchased, converted or redeemed, as set forth in the 2025 Indenture. Holders may elect to convert their notes depending upon the trading price of our common shares and under other conditions set forth in the 2025 Indenture until December 15, 2024, and thereafter without regard to any conditions. The initial conversion rate is 55.0085 common shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.18 per common share, subject to customary adjustments, and will be increased upon the occurrence of specified events set forth in the 2025 Indenture. We may redeem the 2025 Convertible Notes at our option, on or after June 15, 2022, and prior to the forty-second scheduled trading day preceding the maturity date, in whole or in part, depending upon the trading price of our common shares as set forth in the optional redemption provisions in the 2025 Indenture or in the event of certain developments affecting taxation with respect to the 2025 Convertible Notes. Based on the closing price of our common shares of $1.53 on March 31, 2020, the if-converted value of the 2025 Convertible Notes did not exceed the aggregate principal amount.
In accounting for the transaction, the 2025 Convertible Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component is $149.4 million, which is also recognized as a discount on the 2025 Convertible Notes and represents the value assigned to the conversion option which was determined by deducting the fair value of the liability component from the par value of the 2025 Convertible Notes. The $149.4 million equity component was included in additional paid-in capital on our condensed consolidated balance sheets as of both December 31, 2019 and March 31, 2020, and will not be remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount was recorded as a discount on the 2025 Convertible Notes and will be amortized to interest expense over the contractual term of the 2025 Convertible Notes at an effective interest rate of 13.0%.
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
Interest expense related to the 2025 Convertible Notes was as follows (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
Coupon interest	$4,528	$4,528
Amortization of discount and prepaid debt issuance costs	3,754	4,273
Total interest expense	$8,282	$8,801

Intelsat Jackson Senior Secured Credit Agreement and the Company and Certain of its Subsidiaries' Indentures
The commencement of the Chapter 11 Cases constituted an immediate event of default under Intelsat Jackson’s secured credit agreement, dated as of January 12, 2011 (as amended, the “Intelsat Jackson Secured Credit Agreement”), as well as under the indentures governing certain of the Company and its subsidiaries’ senior secured notes and senior notes, resulting in the automatic and immediate acceleration of substantially all of our outstanding debt. Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
In addition, on April 27, 2020, our London Inter-Bank Offered Rate loans under the Intelsat Jackson Secured Credit Agreement were converted to Alternate Base Rate (“ABR”) loans. We expect to pay interest on the floating rate term loans under the Intelsat Jackson Secured Credit Agreement at the rate applicable to ABR loans.
Debtor-in-Possession Financing Commitment
Prior to the commencement of the Chapter 11 Cases, Intelsat Jackson entered into a Commitment Letter with certain Commitment Parties regarding a DIP Facility. See Note 15—Subsequent Events.

Note 11 Derivative Instruments and Hedging Activities
Interest Rate Cap Contracts
As of December 31, 2019 and March 31, 2020, we held interest rate cap contracts with an aggregate notional value of $2.4 billion that mature in February 2021. These interest rate cap contracts, which were entered into in 2017 and amended in 2018, are designed to mitigate our risk of interest rate increases on the floating rate portion of our senior secured credit facilities (see Note 10—Debt). The contracts have not been designated for hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and the changes in fair value of these instruments, net of payments received, are recognized in the condensed consolidated statements of operations during the period of change. We received $3.6 million in settlement payments related to the interest rate cap contracts for the three months ended March 31, 2019 with no comparable amounts for the three months ended March 31, 2020.
Preferred Stock Warrant and Common Stock Warrant
During 2017, we were issued a warrant to purchase preferred shares of one of our investments. We concluded that the warrant is a free-standing derivative in accordance with ASC 815. As of December 31, 2019 and March 31, 2020, the fair value of the preferred stock warrant was zero. During 2019, we were issued a warrant to purchase common shares of a separate investment. We concluded that the warrant is a free-standing derivative in accordance with ASC 815.
The following table sets forth the fair value of our derivatives by category (in thousands):

Derivatives not designated as hedging instruments	Classification	As of December 31, 2019	As of March 31,2020
Common stock warrant	Other assets	$3,239	$3,239
Interest rate cap contracts	Other assets	372	37
Total derivatives		$3,611	$3,276
The following table sets forth the effect of the derivative instruments in our condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Classification	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
Interest rate cap contracts	Loss included in interest expense, net	$(8,618)	$(335)
Preferred stock warrant	Loss included in other income, net	(908)	—
Total loss on derivative financial instruments		$(9,526)	$(335)
Note 12 Income Taxes
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the "Act"), which was signed into law on December 22, 2017. Consequently, the amendments eliminated the stranded tax effects resulting from the Act for those entities that elect the optional reclassification. ASU 2018-02 is effective for all entities for interim and annual periods beginning after December 15, 2018. We adopted ASU 2018-02 in the first quarter of 2019, which resulted in a reclassification of stranded tax effects of $16.2 million from accumulated other comprehensive loss to accumulated deficit.
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
The Company recognized the income tax effects of the Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Act was signed into law.
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
In response to the COVID-19 pandemic, on March 18, 2020, the Families First Coronavirus Response Act (the “FFCR Act”) was enacted, and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The FFCR Act and the CARES Act contain numerous income tax provisions, such as increasing the 30 percent adjusted taxable income threshold to 50 percent for taxable years beginning in 2019 and 2020 for purposes of determining allowable business interest expense deductions. In addition, the CARES Act repeals the 80 percent limitation for taxable years beginning before January 1, 2021 (enacted by the Act) and it further specifies that net operating losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, are allowed as a carryback to each of the five taxable years preceding the taxable year of such losses. Modifications to the tax rules for the carryback of net operating losses and business interest limitations resulted in a federal tax refund of approximately $8.1 million for the three months ended March 31, 2020.
The majority of our operations are located in taxable jurisdictions, including Luxembourg, the U.S. and the United Kingdom (“UK”). Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of taxable income in the foreseeable future, we recorded a full valuation allowance against the cumulative net operating losses generated in Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the U.S. as a result of the final BEAT regulations and the UK, as well as withholding taxes on revenue earned in some of the foreign markets in which we operate, offset by the tax benefit resulting from the impacts of the CARES Act.
As of both December 31, 2019 and March 31, 2020, our gross unrecognized tax benefits were $25.0 million (including interest and penalties), of which $21.5 million, if recognized, would affect our effective tax rate. As of December 31, 2019 and March 31, 2020, we had recorded reserves for interest and penalties in the amount of $0.6 million and less than $0.1 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2019, the change in the balance of unrecognized tax benefits has consisted of an increase of $0.1 million related to current tax positions and a nominal decrease related to prior tax positions.
We operate in various taxable jurisdictions throughout the world, and our tax returns are subject to audit and review from time to time. We consider Luxembourg, the U.S., the UK and Brazil to be our significant tax jurisdictions. Our Luxembourg, U.S., UK and Brazilian subsidiaries are subject to income tax examination for periods after December 31, 2014. Within the next twelve months, we believe that there are no jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows.
During 2019, the Company made payments to the government of India in the amount of $7.0 million with respect to ongoing administrative proceedings. We believe it is more likely than not that the positions which we have presented in these matters will result in a favorable outcome for the Company. As a result, the payments have been recorded in taxes receivable.
Effective January 31, 2020, the UK formally exited the European Union ("EU"). As a result of the withdrawal, existing tax reliefs and exemptions on intra-European transactions will likely cease to apply to transactions between UK entities and EU entities. In addition, transactions with non-EU countries, such as the U.S., may also be affected. As of March 31, 2020, all relevant tax laws and treaties remained unchanged and the tax consequences were unknown. Therefore, we have not recognized any impacts of the withdrawal in the income tax provision as of March 31, 2020. We will recognize any impacts to the tax provision when changes in tax laws or treaties between the UK and the EU or individual EU member states are enacted.
On December 2, 2019, the U.S. Department of Treasury and the U.S. Internal Revenue Service released final regulations with respect to BEAT as enacted by the 2017 Tax Reform Act. These regulations represent the final version of proposed regulations which were released in December 2018. The BEAT is a minimum tax established by the Act that subjects certain payments made by U.S. corporations or subsidiaries to foreign related parties to a secondary federal income tax regime in the U.S. The final regulations clarify which taxpayers are subject to the BEAT and how the BEAT rules apply to certain payments and transactions. We have adopted the final BEAT regulations as of the release date. These regulations are effective for the Company as of its tax year ended December 31, 2018. The Company included the impact of BEAT tax expense for the final regulations related to both the 2018 and 2019 tax years in the fourth quarter of 2019.
Note 13 Commitments and Contingencies
We are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any of those pending proceedings would have a material adverse effect on our financial position or results of operations.
On May 13, 2020, the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed.
Note 14 Related Party Transactions
(a) Shareholders’ Agreements
Certain shareholders of Intelsat Global S.A. entered into shareholders’ agreements on February 4, 2008. The shareholders’ agreements were assigned to Intelsat S.A. by amendments effective as of March 30, 2012 in connection with our initial public offering (the "IPO") in April 2013, and then terminated in December 2018 and replaced by a new agreement. The new shareholders agreement provides, among other things, specific rights to and limitations upon the holders of Intelsat S.A.’s share capital with respect to shares held by such holders.
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
(d) Horizons Holdings
We have a 50% ownership interest in Horizons Holdings as a result of a joint venture with JSAT (see Note 8(a)—Investments—Horizons Holdings).
(e) Horizons-3 Satellite LLC
We have a 50% ownership interest in Horizons 3 as a result of a joint venture with JSAT (see Note 8(b)—Investments—Horizons-3 Satellite LLC).
Note 15 Subsequent Events
Voluntary Reorganization under Chapter 11
On May 13, 2020, the Debtors (as defined in Note 1—General above) voluntarily commenced the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. Primary factors causing the filing for Chapter 11 protection included the Company’s intention to participate in the accelerated clearing process of C-band spectrum set forth in the FCC’s final order on the topic, requiring the Company to incur significant costs now related to clearing activities well in advance of receiving reimbursement for such costs, as well as the economic slowdown impacting the Company and several of its end markets due to COVID-19. On May 26, 2020, the Company filed a written commitment with the FCC to accelerate clearing of the C-band spectrum in the U.S.
The Chapter 11 process can be unpredictable and involves significant risks and uncertainties. The Debtors have received initial approval from the Bankruptcy Court to maintain business-as-usual operations and uphold their respective commitments to their stakeholders, including employees, customers, and vendors, during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.
While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to pay all interest payments in full as they come due under their respective senior secured debt instruments. During the year ended December 31, 2019, the total aggregate amount of interest paid pursuant to our unsecured debt instruments was $768.2 million, and for the three months ended March 31, 2020 was $146.5 million. The total aggregate amount of interest payments due under our unsecured debt instruments for the remainder of 2020 which we do not expect to pay is $638.9 million.
In addition, prior to the commencement of the Chapter 11 Cases, the Company entered into the Commitment Letter with the Commitment Parties, pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties have agreed to backstop the DIP Facility, in an aggregate principal amount of $1.0 billion.
Notice of Delisting
On May 20, 2020, the New York Stock Exchange (“NYSE”) filed a Form 25 with the SEC to delist the Company’s common shares, $0.01 par value from the NYSE. The delisting became effective 10 days after the Form 25 was filed. The deregistration of the common shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will become effective 90 days after the filing date of the Form 25, at which point the common shares will be deemed registered under Section 12(g) of the Exchange Act. The Company’s common shares began trading on the OTC Pink Marketplace on May 19, 2020 under the symbol “INTEQ.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and their notes included in Item 1—Financial Statements in this Quarterly Report. See “Forward-Looking Statements” and Item 1A—Risk Factors, for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below.
The Company is relying on the U.S. Securities and Exchange Commission’s (the “SEC”) March 25, 2020 Order pursuant to Section 36 of the Exchange Act (Release No. 34-88465) (the “Order”) in delaying the filing of this Quarterly Report for the three months ended March 31, 2020, due to circumstances related to the novel coronavirus (“COVID-19”) pandemic. In particular, COVID-19 has caused limited access to the Company’s facilities and disrupted its normal interactions with its accounting personnel, legal advisors, auditors and others involved in the preparation of this Quarterly Report. The filing of this Quarterly Report on the date hereof will be considered a timely filing under the Order.
Overview
We operate one of the world’s largest satellite services businesses, providing a critical layer in the global communications infrastructure.
We provide diversified communications services to the world’s leading media companies, fixed and wireless telecommunications operators, data networking service providers for enterprise and mobile applications in the air and on the seas, multinational corporations and internet service providers. We are also the leading provider of commercial satellite capacity to the United States (“U.S.”) government and other select military organizations and their contractors.
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
Recent Developments
Voluntary Reorganization under Chapter 11
On May 13, 2020, the Company and certain of its subsidiaries (each, a “Debtor”) commenced voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). Primary factors causing us to file for Chapter 11 protection included the Company’s intention to participate in the accelerated clearing process of C-band spectrum set forth in the U.S. Federal Communications Commission’s (“FCC”) final order on the topic, requiring the Company to incur significant costs now related to clearing activities well in advance of receiving reimbursement for such costs, as well as the economic slowdown impacting the Company and several of its end markets due to COVID-19. On May 26, 2020, the Company filed a written commitment with the FCC to accelerate clearing of the C-band spectrum in the U.S.
The Chapter 11 process can be unpredictable and involves significant risks and uncertainties. As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 cases, and the description of the Company’s operations, properties and liquidity and capital resources included in this Quarterly Report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process. For additional information regarding such risks, see Part II—Item 1A—Risk Factors.
The Debtors have received initial approval from the Bankruptcy Court to maintain business-as-usual operations and uphold their respective commitments to their stakeholders, including employees, customers, and vendors, during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to pay all interest payments in full as they come due under their respective senior secured debt instruments. During the year ended December 31, 2019, the total aggregate amount of interest paid pursuant to our unsecured debt instruments was $768.2 million, and for the three months ended March 31, 2020 was $146.5 million. The total aggregate amount of interest payments due under our unsecured debt instruments for the remainder of 2020 which we do not expect to pay is $638.9 million.
In addition, prior to the commencement of the Chapter 11 Cases, the Company entered into a commitment letter (the “Commitment Letter”) with certain parties (the “Commitment Parties”), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties have agreed to backstop a non-amortizing multiple draw super-priority senior secured debtor-in-possession term loan facility (the “DIP Facility”), in an aggregate principal amount of $1.0 billion. For additional discussion regarding risks related to the DIP Facility, see Part II—Item 1A—Risk Factors.
Update on the Effects of COVID-19
The COVID-19 pandemic has had an adverse impact on our business, operating results and financial condition, a trend we expect to continue. Among the impacts of the COVID-19 pandemic were a reduction of revenue and a decreased likelihood of collection from certain mobility customers. We continue to closely monitor the ongoing impact on our employees, customers, business and results of operations. For additional information regarding the risks associated with COVID-19, see Part II—Item 1A—Risk Factors.

A. Results of Operations
Three Months Ended March 31, 2019 and 2020
The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020	Increase (Decrease)	Percentage Change
Revenue	$528,449	$458,820	$(69,629)	(13)%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	105,405	105,085	(320)	—%
Selling, general and administrative	51,658	80,967	29,309	57%
Depreciation and amortization	171,094	163,048	(8,046)	(5)%
Impairment of non-amortizable intangible assets	—	12,200	12,200	NM
Total operating expenses	328,157	361,300	33,143	10%
Income from operations	200,292	97,520	(102,772)	(51)%
Interest expense, net	316,602	318,329	1,727	1%
Other income, net	1,413	2,735	1,322	94
Loss before income taxes	(114,897)	(218,074)	103,177	(90)%
Provision for income taxes	5,145	141	(5,004)	(97)%
Net loss	(120,042)	(218,215)	98,173	(82)%
Net income attributable to noncontrolling interest	(580)	(556)	24	(4)%
Net loss attributable to Intelsat S.A.	$(120,622)	$(218,771)	$98,149	(81)%

Revenue
We earn revenue primarily by providing services to our customers using our satellite transponder capacity. Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. On-network services are comprised primarily of services delivered on our owned network infrastructure, as well as commitments for third-party capacity, generally long-term in nature, which we integrate and market as part of our owned infrastructure. In the case of third-party services in support of government applications, the commitments for third-party capacity are shorter and matched to the government contracting period, and thus remain classified as off-network services. Off-network services can include transponder services and other satellite-based transmission services, such as mobile satellite services (“MSS”), which are sourced from other operators, often in frequencies not available on our network. Under the category Off-Network and Other Revenues, we also include revenues from consulting and other services.

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods below (in thousands, except percentages):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$377,284	$331,334	$(45,950)	(12)%
Managed services	93,201	72,261	(20,940)	(22)
Channel	691	426	(265)	(38)
Total on-network revenues	471,176	404,021	(67,155)	(14)
Off-Network and Other Revenues
Transponder, MSS and other off-network services	49,858	43,688	(6,170)	(12)
Satellite-related services	7,415	11,111	3,696	50
Total off-network and other revenues	57,273	54,799	(2,474)	(4)
Total	$528,449	$458,820	$(69,629)	(13)%
Total revenue for the three months ended March 31, 2020 decreased by $69.6 million, or 13%, as compared to the three months ended March 31, 2019. By service type, our revenues increased or decreased due to the following:
On-Network Revenues:
•Transponder services—an aggregate decrease of $46.0 million, primarily due to a $32.1 million decrease in revenue from network services customers, a $12.3 million decrease in revenue from media customers, and a $1.5 million decrease in revenue from government customers. The decline from network services customers was primarily due to non-renewals, renewals at lower pricing or lower capacity, service contractions for enterprise and wireless infrastructure applications, the termination of a network services contract, and approximately $5.0 million in lost revenue resulting from the loss of Intelsat 29e, a portion of which services were restored with off-network services. These declines were partially offset by increased revenues from customers for telecommunications infrastructure in the Asia-Pacific region. The decline from media customers was primarily due to non-renewals, renewals at lower pricing or lower capacity and service contractions for distribution services in the Latin America, North America and Africa regions.
•Managed services—an aggregate decrease of $20.9 million, primarily due to a $12.1 million decrease in revenue from network services customers, a $7.5 million decrease in revenue from media customers, and a $1.3 million decrease in revenue from government customers. The decrease from network services customers was mainly driven by declines for mobility broadband solutions and trunking applications, primarily due to the termination of a network services contract, and approximately $4.3 million in lost revenue resulting from the loss of Intelsat 29e, a portion of which services were restored with off-network services. These declines were partially offset by increased revenues from maritime mobility services. The decrease in revenue from media customers was mainly related to termination of a managed video service contract and a decrease in occasional use services.
Off-Network and Other Revenues:
•Transponder, MSS and other off-network services—an aggregate decrease of $6.2 million, primarily due to $14.3 million of revenue recognized in the first quarter of 2019 from a network services customer accounted for as a sales-type lease under ASC 842, Leases ("ASC 842"), with no comparable amount in 2020, partially offset by an increase of $4.6 million in revenue from network services customers largely due to the restoration of certain Intelsat 29e services to off-network capacity and a $4.6 million increase in revenue from government customers.
•Satellite-related services—an aggregate increase of $3.7 million, reflecting increased revenues from professional services supporting third-party satellites.
Operating Expenses
Direct Costs of Revenue (Excluding Depreciation and Amortization)
Direct costs of revenue decreased by $0.3 million, to $105.1 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was primarily due to nominal fluctuations in earth station, staff-related and operational expenses.

Selling, General and Administrative
Selling, general and administrative expenses increased by $29.3 million, or 57%, to $81.0 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily due to a $19.5 million increase in bad debt expense, largely relating to a certain customer that filed for Chapter 11 bankruptcy protection, and a $4.7 million increase in professional fees. The remaining increase was driven by increases in other miscellaneous operating costs.
Depreciation and Amortization
Depreciation and amortization expense decreased by $8.0 million, or 5%, to $163.0 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Significant items impacting depreciation and amortization included:
•a decrease of $9.2 million in depreciation expense due to the write-off of Intelsat 29e; and
•a decrease of $4.7 million in depreciation expense due to the timing of a satellite becoming fully depreciated; partially offset by
•an increase of $4.7 million in depreciation expense resulting from the impact of a satellite placed in service; and
•an increase of $1.2 million in depreciation expense due to the impact of certain ground segment assets placed in service.
Impairment of Non-Amortizable Intangible Assets
We recognized an impairment charge of $12.2 million for the three months ended March 31, 2020 relating to the Intelsat trade name intangible asset. No comparable amounts were recognized for the three months ended March 31, 2019. See Item 1, Note 9—Goodwill and Other Intangible Assets for further discussion.
Interest Expense, Net
Interest expense, net consists of gross interest expense incurred together with gains and losses on interest rate cap contracts (which reflect the change in their fair value), offset by interest income earned and interest capitalized related to assets under construction. As of March 31, 2020, we held interest rate cap contracts with an aggregate notional amount of $2.4 billion to mitigate the risk of interest rate increases on the floating-rate term loans under our senior secured credit facilities. The contracts have not been designated as hedges for accounting purposes.
Interest expense, net increased by $1.7 million, or 1%, to $318.3 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase in interest expense, net was principally due to the following:
•an increase of $7.3 million primarily resulting from our incremental debt raise in 2019; and
•an increase of $4.6 million due to lower capitalized interest primarily resulting from decreased levels of satellites and related assets under construction; partially offset by
•a decrease of $8.3 million corresponding to a larger decrease in fair value of the interest rate cap contracts during the three months ended March 31, 2019 as compared to the three months ended March 31, 2020.
The non-cash portion of total interest expense, net was $39.6 million for the three months ended March 31, 2020, primarily consisting of interest expense related to the significant financing component identified in customer contracts, amortization and accretion of discounts and premiums, amortization of deferred financing fees and the loss resulting from the decrease in fair value of the interest rate cap contracts we hold.
Other Income, Net
Other income, net was $2.7 million for the three months ended March 31, 2020, as compared to $1.4 million for the three months ended March 31, 2019. The increase in other income, net for the three months ended March 31, 2020 primarily resulted from a $6.0 million gain on sale of assets, partially offset by increased foreign currency losses of $4.3 million largely related to our business conducted in Brazilian reais.
Provision for Income Taxes
Income tax expense decreased by $5.0 million, or 97%, to $0.1 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was principally attributable to the impact of the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020, with regards to the relaxed limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017.

Cash paid for income taxes, net of refunds, totaled $1.9 million and $1.0 million for the three months ended March 31, 2019 and 2020, respectively.
Net Loss Attributable to Intelsat S.A.
Net loss attributable to Intelsat S.A. was $218.8 million for the three months ended March 31, 2020, as compared to net loss attributable to Intelsat S.A. of $120.6 million for the three months ended March 31, 2019. The change reflects the various items discussed above.
EBITDA
EBITDA consists of earnings before net interest, loss (gain) on early extinguishment of debt, taxes and depreciation and amortization. Given our high level of leverage, refinancing activities are a frequent part of our efforts to manage our costs of borrowing. Accordingly, we consider loss (gain) on early extinguishment of debt an element of interest expense. EBITDA is a measure commonly used in the fixed satellite services ("FSS") sector, and we present EBITDA to enhance the understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.
A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
Net loss	$(120,042)	$(218,215)
Add:
Interest expense, net	316,602	318,329
Provision for income taxes	5,145	141
Depreciation and amortization	171,094	163,048
EBITDA	$372,799	$263,303
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

A reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
Net loss	$(120,042)	$(218,215)
Add:
Interest expense, net	316,602	318,329
Provision for income taxes	5,145	141
Depreciation and amortization	171,094	163,048
EBITDA	372,799	263,303
Add:
Compensation and benefits(1)	2,707	3,706
Non-recurring and other non-cash items(2)	4,774	10,899
Impairment of non-amortizable intangible assets(3)	—	12,200
Proportionate share from unconsolidated joint venture(4):
Interest expense, net	—	1,080
Depreciation and amortization	—	2,815
Adjusted EBITDA(5)(6)	$380,280	$294,003

(1)Reflects non-cash expenses incurred relating to our equity compensation plans.
(2)Reflects certain non-recurring expenses, gains and losses and non-cash items, including the following: professional fees related to our liability, business strategy and tax management initiatives; costs associated with our C-band spectrum proposal; severance, retention and relocation payments; changes in fair value of certain investments; certain foreign exchange gains and losses; and other various non-recurring expenses. For the three months ended March 31, 2019, these costs were partially offset by non-cash income related to the recognition of deferred revenue on a straight-line basis for certain prepaid capacity service contracts.
(3)Reflects a non-cash impairment charge recorded in connection with the trade name impairment. See Item 1, Note 9—Goodwill and Other Intangible Assets.
(4)Reflects adjustments related to our interest in Horizons-3 Satellite LLC ("Horizons 3"). See Item 1, Note 8(b)—Investments—Horizons-3 Satellite LLC.
(5)For the three months ended March 31, 2019 and 2020, Adjusted EBITDA included $25.1 million and $26.1 million, respectively, of revenue relating to the significant financing component identified in customer contracts in accordance with the adoption of ASC 606. These impacts are not permitted to be reflected in the applicable consolidated and Adjusted EBITDA definitions under our debt agreements.
(6)For the three months ended March 31, 2019 and 2020, Intelsat S.A. Adjusted EBITDA reflected ($3.5 million) and $4.7 million, respectively, of Adjusted EBITDA attributable to Intelsat Horizons-3 LLC, its subsidiaries and its proportionate share of Horizons 3. These entities are considered to be unrestricted subsidiaries under the definitions set forth in our applicable debt agreements.
B. Liquidity and Capital Resources
Overview
We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. At March 31, 2020, the aggregate principal amount of our debt outstanding not held by affiliates was $14.7 billion. Our interest expense, net for the three months ended March 31, 2020 was $318.3 million, which included $39.6 million of non-cash interest expense. At March 31, 2020, cash, cash equivalents and restricted cash were approximately $800.6 million. In past years, our cash flows from operations and cash on hand have been sufficient to fund interest obligations ($1.1 billion in each of the years ended December 31, 2018 and 2019).
The commencement of the Chapter 11 Cases accelerated substantially all of our outstanding debt. Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

During the pendency of the Chapter 11 Cases, as discussed above in —Recent Developments, Voluntary Reorganization under Chapter 11, we expect cash payments on our interest obligations to be lower than in prior years. In past years, our cash flows from operations and cash on hand have been sufficient to fund significant capital expenditures ($255.7 million and $229.8 million for the years ended December 31, 2018 and 2019, respectively). However, as discussed above in —Recent Developments, Voluntary Reorganization under Chapter 11, our ability to fund operating expenses in the ordinary course is now, to some extent, subject to obtaining certain approvals from the Bankruptcy Court in connection with our Chapter 11 proceedings.
A significant factor driving the Company’s decision to file for Chapter 11 protection was the Company’s desire to participate in the FCC’s process for accelerated clearing of the C-band spectrum, for which we need to incur significant upfront expenses for clearing activities well in advance of receiving reimbursement payments. On May 26, 2020, the Company filed a written commitment with the FCC to accelerate clearing of the C-band spectrum in the U.S. In addition to the significant capital expenditures we expect to make in 2020 and beyond, we expect total clearing costs will be approximately $1.6 billion over the next two to three years. Our primary source of liquidity is and will continue to be cash generated from operations, as well as existing cash. Also, as noted above in —Recent Developments, Voluntary Reorganization under Chapter 11, we have secured a commitment for a DIP Facility in an aggregate principal amount of $1.0 billion, subject to the satisfaction of certain customary conditions, including approval of the Bankruptcy Court. We currently expect to use cash on hand, cash flows from operations and borrowings under our DIP Facility to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months and beyond. We also expect to receive reimbursement payments for certain upfront C-band spectrum clearing expenses incurred, as discussed above. For additional discussion regarding risks related to the Chapter 11 process and DIP Facility, see Part II—Item 1A—Risk Factors.
Cash Flow Items
Our cash flows consisted of the following for the periods shown (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
Net cash provided by operating activities	$117,334	$14,277
Net cash used in investing activities	(103,635)	(32,827)
Net cash used in financing activities	(8,655)	(9,685)
Net change in cash, cash equivalents and restricted cash	4,601	(30,242)
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $103.1 million to $14.3 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was primarily due to a $81.7 million increase in net loss and changes in non-cash items and a $21.3 million decrease from changes in operating assets and liabilities. The decrease in operating assets and liabilities was primarily due to lower inflows from customer receivables and higher outflows related to the timing of interest payments, partially offset by higher inflows in prepaid expenses, contract and other assets.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $70.8 million to $32.8 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was primarily due to lower capital expenditures and origination of loans held-for-investment, as well as higher other proceeds from satellites.
Net Cash Used in Financing Activities
Net cash used in financing activities increased by $1.0 million to $9.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily due to higher payments related to satellite performance incentives.
Restricted Cash
As of March 31, 2020, $18.1 million of cash was legally restricted, being held as a compensating balance for certain outstanding letters of credit.

Debt
Intelsat Jackson Senior Secured Credit Agreement and the Company and Certain of its Subsidiaries' Indentures
The commencement of the Chapter 11 Cases constituted an immediate event of default under Intelsat Jackson’s secured credit agreement, dated as of January 12, 2011 (as amended, the “Intelsat Jackson Secured Credit Agreement”), as well as under the indentures governing certain of the Company and its subsidiaries’ senior secured notes and senior notes, resulting in the automatic and immediate acceleration of substantially all of our outstanding debt. Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. For additional discussion regarding our debt, see Part II—Item 3—Defaults upon Senior Securities.
In addition, on April 27, 2020, our London Inter-Bank Offered Rate (“LIBOR”) loans under the Intelsat Jackson Secured Credit Agreement were converted to Alternate Base Rate (“ABR”) loans. We expect to pay interest on the floating rate term loans under the Intelsat Jackson Secured Credit Agreement at the rate applicable to ABR loans.
Debtor-in-Possession Financing Commitment
Prior to the commencement of the Chapter 11 Cases, Intelsat Jackson entered into a Commitment Letter with the Commitment Parties, pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties have agreed to backstop the DIP Facility, in an aggregate principal amount of $1.0 billion. For additional discussion regarding risks related to the DIP Facility, please see Part II—Item 1A—Risk Factors.
Contracted Backlog
We have historically had, and currently have, a substantial contracted backlog, which provides some assurance regarding our future revenue expectations. Contracted backlog is our expected future revenue under customer contracts and includes both cancelable and non-cancelable contracts. Approximately 88% of our total contracted backlog as of March 31, 2020 related to contracts that were non-cancelable and approximately 11% related to contracts that were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog as of March 31, 2020 was approximately $6.6 billion. We believe this backlog and associated revenues result in more predictable cash flows in the FSS sector as compared to that of typical companies outside our industry.
Capital Expenditures
Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. Further, following the Company’s announcement on May 26, 2020 to opt into the FCC’s process for accelerated clearing of the C-band spectrum, we expect to incur significant upfront expenses for clearing activities well in advance of receiving reimbursement payments. Payments for satellites and other property and equipment for the three months ended March 31, 2020 were $38.0 million.
We intend to fund our capital expenditure requirements from cash on hand, cash provided from operating activities and the DIP Facility; however, our ability to fund capital expenditures in the ordinary course is, to some extent, subject to obtaining certain approvals from the Bankruptcy Court in connection with our Chapter 11 proceedings.
Off-Balance Sheet Arrangements
We have revenue sharing agreements with JSAT related to services sold on the Horizons 1, Horizons 2 and Horizons 3 satellites. We are responsible for billing and collection for such services and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Refer to Note 8—Investments for disclosures relating to the revenue sharing agreements with JSAT.
Contractual Obligations
Other than as disclosed elsewhere in this report with respect to the filing of the Chapter 11 Cases and the acceleration of substantially all of our debt as a result, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies and Estimates
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities.
The Company’s significant accounting policies are described in Note 1—Background and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s critical accounting estimates are described in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 and are further described below.
Asset Impairment Assessments
We account for goodwill and other non-amortizable intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We review our long-lived and amortizable intangible assets to assess whether an impairment has occurred in accordance with the guidance provided under ASC 360—Property, Plant and Equipment, whenever events or changes in circumstances indicate, in our judgment, that the carrying amount of an asset may not be recoverable.
During the first quarter of 2020, the price of our common shares and trading values of our debt securities experienced sustained reductions. We also witnessed certain declines in financial performance as compared to previously prepared internal budget and forecast projections. Among the impacts of the COVID-19 pandemic were a reduction of revenue and a decreased likelihood of collection from certain mobility customers. Based on our examination of these and other qualitative factors, we concluded that further testing of goodwill and other non-amortizable assets as well as long-lived and amortizable intangible assets was required.
Goodwill. For the analysis of goodwill, we applied ASU 2017-04, which is further described in Note 1—General. Intelsat has only one reporting unit for purposes of the analysis of goodwill, and accordingly, the analysis is undertaken at the enterprise level. We determined the estimated fair value of our reporting unit using a discounted cash flow analysis, along with independent source data related to comparative market multiples and, when available, recent transactions, each of which is considered a Level 3 input within the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). The discounted cash flows were derived from a five-year projection of cash flows plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital.
In estimating the undiscounted cash flows, we primarily used our internally prepared budgets and forecast information. The key assumptions included in our model were projected growth rates, cost of capital, effective tax rates, and industry and economic trends, along with the C-band accelerated clearing incentive payments expected to be received subject to the achievement of certain milestones and the discount rate applied to those cash flows. A change in estimated future cash flows or other assumptions could change our estimated fair values and result in future impairments. The conclusion of our analysis was that the fair value of our reporting unit was greater than its carrying value, resulting in no impairment of goodwill.
Orbital Locations. We determined the estimated fair value of our rights to operate at orbital locations by using the build-up method to determine cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. Under the build-up approach, the amount a reasonable investor would be willing to pay for the right to operate a satellite business using orbital locations is calculated by first estimating the cash flows that typical market participants might assume could be available from the right to operate satellites using the subject location in a similar market. It is assumed that rather than acquiring such a business as a going concern, the buyer would hypothetically start with the right to operate satellites at orbital locations and build a new business with similar attributes from the beginning. Thus, the buyer is assumed to incur the start-up costs and losses typically associated with the going concern value and pay for all other tangible and intangible assets.
The key assumptions used in estimating the fair values of our rights to operate at our orbital locations included the following: (i) market penetration leading to revenue growth, (ii) profit margin, (iii) duration and profile of the build-up period, (iv) estimated start-up costs and losses incurred during the build-up period and (v) weighted average cost of capital.
We completed our analysis of the estimated fair value of our rights to operate at certain orbital locations in connection with the analysis of goodwill described above and concluded that the fair value was greater than the carrying value, resulting in no impairment.
Trade Name. We have implemented the relief from royalty method to determine the estimated fair value of the Intelsat trade name. The relief from royalty analysis is comprised of two major steps: (i) a determination of the hypothetical royalty rate, and (ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate utilized in the relief from royalty approach, we considered comparable license agreements, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors, each of which is considered a Level 3 input within the fair value hierarchy under ASC 820.

The key assumptions used in our model to estimate the fair value of the Intelsat trade name included forecasted revenues, the royalty rate, the tax rate and the discount rate. We completed our analysis of the estimated fair value of the Intelsat trade name in connection with the analysis of goodwill described above and it resulted in an impairment of our trade name intangible asset of $12.2 million, which is included within impairment of non-amortizable intangible assets in the condensed consolidated statements of operations.
Long-Lived and Amortizable Intangible Assets. The Company evaluated the assets for potential impairment using internal projections of undiscounted cash flows expected to result from the use and eventual disposal of the assets. The key assumptions included in our model were projected growth rates, cost of capital, effective tax rates, and industry and economic trends. A change in estimated future cash flows or other assumptions could change our estimated undiscounted cash flows and result in future impairments. The conclusion of our analysis was that the undiscounted cash flows of the asset group was greater than its carrying value, resulting in no impairment.
Recently Issued Accounting Pronouncements
For disclosures related to recently issued accounting pronouncements, see Note 1—General—Recently Issued Accounting Pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Approximately 84% of our debt, or $12.3 billion principal amount, was fixed-rate debt as of both December 31, 2019 and March 31, 2020. While our fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value (see Note 10—Debt for fair value disclosures for our debt). Our sensitivity analyses indicate that based on the level of fixed-rate debt outstanding as of March 31, 2020, a 100 basis point decrease in market rates would result in an increase in fair value of this fixed-rate debt of approximately $222.1 million. A 100 basis point increase in market rates would result in a decrease in fair value of this fixed-rate debt of approximately $213.9 million.
While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values. As of March 31, 2020, we held interest rate cap contracts indexed to 1-month LIBOR with a strike rate of 1.89% and an aggregate notional amount of $2.4 billion that mature in February 2021. These interest rate cap contracts have not been designated for hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging, and the changes in fair value of these instruments are recognized in earnings during the period of change.
Foreign Currency Risk
We do not currently use material foreign currency derivatives to hedge our foreign currency exposures. There have been no material changes to our foreign currency exposures as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the quarter ended March 31, 2020. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.
On May 13, 2020, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The information contained in Note 1—General—Going Concern of the notes to the condensed consolidated financial statements is incorporated herein by reference. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes or additions to the risk factors previously disclosed in Part I—Item 1A—Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 20, 2020.
The COVID-19 pandemic has had a material impact on the U.S. and global economies and has adversely affected, and will continue to adversely affect, our employees, suppliers, customers and end consumers, which has had an adverse impact, and will continue to have an adverse impact, on our business, financial condition and results of operations.
The World Health Organization has declared the outbreak of the novel coronavirus COVID-19 a pandemic and public health emergency of international concern. In March 2020, the President of the United States declared a State of National Emergency due to the COVID-19 pandemic. Other countries affected by the outbreak took similar measures. In addition, many jurisdictions have limited, and are considering to further limit, social mobility and gathering. As the COVID-19 pandemic develops, governments (at national, state and local levels), corporations and other authorities may continue to implement restrictions or policies that could adversely impact consumer spending, global capital markets, and the global economy, all of which could have a materially adverse impact on our business, financial condition and results of operations.
A prolonged pandemic and/or economic downturn in the United States or the other markets in which we operate or in which we compete could result in:
•significant reductions in demand for our services due to the impact of the pandemic and resulting economic downturn affecting our customers;
•significant changes in the political conditions in our markets, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for delivering our services, may adversely impact our results; and
•continued disruptions in the U.S. capital markets.
The ultimate extent of the COVID-19 outbreak and its impact on our business, results of operations and financial condition is highly uncertain and cannot be predicted. In addition, the continuation or resurgence of the COVID-19 pandemic could exacerbate the other risks identified in Part I—Item 1A—Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Risks Associated with Chapter 11 Proceedings
We are subject to the risks and uncertainties associated with Chapter 11 proceedings.
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:
•our ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction;
•our ability to obtain court approval with respect to motions filed in Chapter 11 proceedings from time to time;
•our ability to operate within the restrictions and the liquidity limitations of the DIP Facility and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;
•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan of reorganization post-emergence;

•our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute our business plan, including the accelerated clearing process of C-band spectrum;
•our ability to attract, motivate and retain key employees;
•the high costs of bankruptcy and related fees;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding;
•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans; and
•uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.
Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans.
Operating under Bankruptcy Court protection for a long period of time may harm our business.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business.
Additionally, so long as the Chapter 11 proceedings continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. We have secured a commitment for DIP Facility in an aggregate principal amount of $1.0 billion, which is subject to approval by the Bankruptcy Court. If we are unable to obtain such court approval, or alternative financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, and, as a result, any securities in us could become further devalued or become worthless.
Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.
The Chapter 11 Cases limit the flexibility of our management team in running our business.
While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the creditors’ committee and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan of reorganization.
We may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our plan. Even if the requisite acceptances of our plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims). If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. If we are unable to successfully reorganize, we may not be able to continue our operations.
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. In addition, we must comply with the covenants of our DIP Facility and other agreements associated therewith, if approved by the Bankruptcy Court, in order to continue to access our borrowings thereunder. We cannot assure you that cash on hand, cash flow from operations and the DIP Facility will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from the Chapter 11 proceedings.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of our DIP Facility and associated agreements, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 proceedings.
As a result of the Chapter 11 proceedings, our financial results may be volatile and may not reflect historical trends.
During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our condensed consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent condensed consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to May 13, 2020, or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
The Debtors may be unable to comply with restrictions imposed by the agreements governing the DIP Facility and the Debtors’ other financing arrangements.
The agreements governing the DIP Facility, if approved by the Bankruptcy Court, impose a number of obligations and restrictions on the Debtors. The Debtors’ ability to borrow under the DIP Facility is subject to the satisfaction of certain customary conditions precedent set forth therein. Covenants of the DIP Facility would include general affirmative covenants, as well as negative covenants such as prohibiting us from incurring or permitting debt, investments, liens or dispositions unless specifically permitted. Failure to comply with these covenants would result in an event of default under the DIP Facility and permit the lenders thereunder to exercise remedies under the loan documentation for the DIP Facility. The Debtors’ ability to comply with these provisions may be affected by events beyond their control and their failure to comply, or obtain a waiver in the event the Debtors cannot comply with a covenant, could result in an event of default under the agreements governing the DIP Facility and the Debtors’ other financing arrangements.
We may experience increased levels of employee attrition as a result of the Chapter 11 proceedings.
As a result of the Chapter 11 proceedings, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 proceedings may be limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan or reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
Trading in our common shares during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks.
All of our indebtedness is senior to the Company’s existing common shares in our capital structure. As we have a substantial amount of indebtedness, any trading in our common shares during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common shares.
Item 3. Defaults upon Senior Securities
The filing of the Chapter 11 Cases described in this Quarterly Report constituted an event of default that accelerated certain of the Debtors’ obligations under the following debt instruments (the “Debt Instruments”), as of such filing on May 13, 2020:
• $3.1 billion in aggregate principal amount of first lien term loans, consisting of (i) a $2.0 billion floating rate first lien term loan; (ii) a $395.0 million floating rate first lien term loan; and (iii) a $700.0 million fixed rate first lien term loan, pursuant to the Intelsat Jackson Secured Credit Agreement;
• $490.0 million in aggregate principal amount of the 9.50% Senior Secured Notes due 2022 issued pursuant to the Indenture, dated as of June 30, 2016, by and among Intelsat Jackson, the guarantors party thereto and Wilmington Trust, National Association (“Wilmington Trust”), as trustee;
• $1.3 billion in aggregate principal amount of the 8.00% Senior Secured Notes due 2024 issued pursuant to the Indenture, dated as of March 29, 2016, by and among Intelsat Jackson, the guarantors party thereto and Wilmington Trust, as trustee;
• $2.0 billion in aggregate principal amount of the 5.50% Senior Notes due 2023 issued pursuant to the Indenture, dated as of June 5, 2013, by and among Intelsat Jackson, the guarantors party thereto and U.S. Bank National Association, a national banking association (“U.S. Bank”), as trustee and successor to Wells Fargo Bank, National Association (“Wells Fargo”);
• $3.0 billion in aggregate principal amount of the 8.50% Senior Notes due 2024 issued pursuant to the Indenture, dated as of September 19, 2018, by and among Intelsat Jackson, the guarantors party thereto and U.S. Bank, as trustee;

• $1.9 billion in aggregate principal amount of the 9.75% Senior Notes due 2025 issued pursuant to the Indenture, dated as of July 5, 2017, by and among Intelsat Jackson, the guarantors party thereto and U.S. Bank, as trustee;
• $1.3 billion in aggregate principal amount of the 9.50% Senior Notes due 2023 issued pursuant to the Indenture, dated as of August 16, 2018, by and among ICF, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and successor to U.S. Bank;
• $421.2 million in aggregate principal amount of the 7.75% Senior Notes due 2021 issued pursuant to the Indenture, dated as of April 5, 2013, by and among Intelsat Luxembourg, the guarantors party thereto and Delaware Trust Company, as trustee and successor to U.S. Bank (as successor to Wells Fargo);
• $1.0 billion in aggregate principal amount of the 8.125% Senior Notes due 2023 issued pursuant to the Indenture, dated as of April 5, 2013, by and among Intelsat Luxembourg, the guarantors party thereto and Delaware Trust Company, as trustee and successor to U.S. Bank;
• $403.4 million in aggregate principal amount of 12.50% Senior Notes due 2024 issued pursuant to the Indenture, dated as of January 6, 2017, by and among Intelsat Luxembourg, the guarantors party thereto and Delaware Trust Company, as trustee and successor to U.S. Bank; and
• $402.5 million in aggregate principal amount of 4.50% Convertible Senior Notes due 2025 pursuant to the Indenture, dated as of June 18, 2018, by and among Intelsat S.A., Intelsat Envision, as guarantor, and BOKF, National Association, as trustee and successor to U.S. Bank.
The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal, accrued and unpaid interest and certain other amounts due thereunder shall be immediately due and payable. Any judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Item 6. Exhibits

Exhibit No.	Document Description
4.1
Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8½% Senior Notes due 2024, dated as of April 24, 2020, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Virginia Holdings LLC, as New Guarantor, and U.S. Bank National Association, as Trustee.*

4.2
Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9¾% Senior Notes due 2025, dated as of April 24, 2020, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Virginia Holdings LLC, as New Guarantor, and U.S. Bank National Association, as Trustee.*

4.3
Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8% Senior Secured Notes due 2024, dated as of April 24, 2020, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Virginia Holdings LLC, as New Guarantor, and Wilmington Trust, National Association, as Trustee.*

4.4
Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9½% Senior Secured Notes due 2022, dated as of April 24, 2020, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Virginia Holdings LLC, as New Guarantor, and Wilmington Trust, National Association, as Trustee.*

4.5
Seventh Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 5½% Senior Notes due 2023, dated as of April 24, 2020, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Virginia Holdings LLC, as New Guarantor, and U.S. Bank National Association, as Trustee.*

10.1
Supplement No. 4 to Guarantee, dated as of April 24, 2020, to the Guarantee dated as of January 12, 2011, by and between Intelsat Virginia Holdings LLC, as New Guarantor, and Bank of America, N.A. as Administrative Agent.*

10.2
Supplement No. 4 to Security and Pledge Agreement, dated as of April 24, 2020, to the Security and Pledge Agreement, dated as of January 12, 2011, by and among Intelsat Jackson Holdings S.A., Intelsat Virginia Holdings LLC, as New Guarantor, Bank of America, N.A., as Administrative Agent, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee.*

10.3
Collateral Agency and Intercreditor Joinder, dated as of April 24, 2020, by and among Intelsat Connect Finance S.A., Intelsat Jackson Holdings S.A., the other grantors from time to time party thereto, Bank of America, N.A., as Administrative Agent under the Existing Credit Agreement, each additional First Lien Representative from time to time party thereto, each Second Lien Representative from time to time party thereto, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee.*

10.4	Intelsat S.A.’s 2020 Key Employee Incentive Plan (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 001-35878, filed on May 1, 2020).†
10.5	Intelsat S.A.’s Form of Retention Agreement (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 001-35878, filed on May 1, 2020).†
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Shareholders' Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.*
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Intelsat S.A. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT S.A.

Date: June 4, 2020	By	/s/ STEPHEN SPENGLER
Stephen Spengler
Chief Executive Officer

Date: June 4, 2020	By	/s/ DAVID TOLLEY
David Tolley
Executive Vice President and Chief Financial Officer