Form 10-Q
period 2020-06-30
Intelsat S.A.
filed 2020-08-06
CIK 1525773

____________________________________________________________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-35878
_____________________________________
INTELSAT S.A.
(Exact name of registrant as specified in its charter)
_____________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 4, 2020, 142,145,054 common shares of the registrant were outstanding, with a nominal value of $0.01 per share.

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
____________________________________________________________________________________________________________________________________________________________________________________

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
When used in this Quarterly Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our belief that the growing worldwide demand for reliable broadband connectivity everywhere at all times, together with our leadership position in our attractive sector, global scale, efficient operating and financial profile, diversified customer sets and sizeable contracted backlog, provide us with a platform for long-term success; our ability to confirm and consummate a plan of reorganization in the Chapter 11 Cases (as defined below); the effects of the Chapter 11 Cases on our liquidity or results of operations or business prospects; other risks related to the Chapter 11 Cases as described further below; our belief that the new and differentiated capacity of our next generation Intelsat Epic satellites will provide inventory to help offset recent trends of pricing pressure, new capacity from other satellite operators, and improved access to fiber links in our network services business; our outlook that the increased volume of services provided by our Intelsat Epic fleet is expected to stabilize the level of business activity in the network services sector; our expectation that over time incremental demand for capacity to support the new 4K format, also known as ultra-high definition, could offset some of the reductions in demand related to use of new compression technologies in our media business; our expectation that our new services and technologies will open new sectors that are much larger and faster growing than those we support today; our belief that selectively investing, employing a disciplined yield management approach, and emphasizing the development of strong distribution channels for our four primary customer sets will drive stability in our core business; our expectation that developing and scaling our differentiated managed service offerings in targeted verticals, leveraging the global footprint, higher performance and better economics of our Intelsat Epic fleet, in addition to the flexibility of our innovative terrestrial network, will drive revenue growth; our belief that completing targeted investments and partnerships in differentiated space and ground infrastructure will provide a seamless interface with the broader telecommunications ecosystem; our ability to incorporate new technologies into our network that could change the types of applications we can serve and increase our share of the global demand for broadband connectivity; our projection that our government business will benefit from the increasing demands for mobility services from the U.S. government for aeronautical and ground mobile requirements; our intention to maximize the value of our spectrum rights; our expectations as to our ability to comply with the final U.S. Federal Communications Commission (“FCC”) order regarding clearing C-band spectrum in North America, including the availability of adequate resources and funds required to comply and the receipt of accelerated clearing payments set forth in the FCC order; our belief that developing differentiated services and investing in related software- and standards-based technology will allow us to unlock opportunities that are essential to providing global broadband connectivity; the trends that we believe will impact our revenue and operating expenses in the future; our assessments regarding how long satellites that have experienced anomalies in the past should be able to provide service on their transponders; our belief as to the likelihood of the cause of the failure of Intelsat 29e occurring on our other satellites; our assessment of the risks of future anomalies occurring on our satellites; our plans for satellite launches in the near-term; our expected capital expenditures in 2020 and during the next several years; our belief that the diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions; our belief that the scale of our fleet can reduce the financial impact of any satellite anomalies or launch failures and protect against service interruptions; and the impact on our financial position or results of operations of pending legal proceedings.
Forward-looking statements reflect our intentions, plans, expectations, anticipations, projections, estimations, predictions, outlook, assumptions and beliefs about future events. These forward-looking statements speak only as of their dates and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Part I—Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), as supplemented by the risks discussed in Part II—Item 1A—Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the political, economic, regulatory and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.
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
•the impact of the novel coronavirus (“COVID-19”) pandemic on our business, the economic environment and our expected financial results;
•litigation; and
•other risks discussed in our 2019 Annual Report or this Quarterly Report.
Further, many of the risks and uncertainties that we face are currently amplified by, and will continue to be amplified by, the risks and uncertainties regarding the Company and certain of its subsidiaries’ voluntary commencement of cases under Chapter 11 (the “Chapter 11 Cases”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”), including but not limited to:
•our ability to improve our liquidity and long-term capital structure and to address our debt service obligations through the restructuring;
•our ability to obtain timely approval by the Bankruptcy Court with respect to the motions that we have filed or will file in the Chapter 11 Cases;
•objections to the Company’s restructuring process or other pleadings filed that could protract the Chapter 11 Cases or interfere with the Company’s ability to consummate the restructuring;
•the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;

•our substantial level of indebtedness and related debt service obligations and restrictions, including those expected to be imposed by covenants in any exit financing, that may limit our operational and financial flexibility;
•the conditions to which our debtor-in-possession (DIP) financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of our control;
•our ability to develop and execute our business plan during the pendency of the Chapter 11 Cases;
•increased administrative and legal costs related to the Chapter 11 process;
•potential delays in the Chapter 11 process due to the effects of the COVID-19 pandemic; and
•our ability to continue as a going concern and our ability to maintain relationships with regulators, suppliers, customers, employees and other third parties as a result of such going concern, during the restructuring and the pendency of the Chapter 11 Cases.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
INTELSAT S.A. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2019	June 30, 2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$810,626	$1,091,758
Restricted cash	20,238	19,227
Receivables, net of allowances of $40,028 in 2019 and $27,578 in 2020	255,722	224,053
Contract assets	47,721	33,546
Prepaid expenses and other current assets	39,230	83,588
Total current assets	1,173,537	1,452,172
Satellites and other property and equipment, net	4,702,063	4,643,723
Goodwill	2,620,627	2,620,627
Non-amortizable intangible assets	2,452,900	2,440,700
Amortizable intangible assets, net	276,752	261,200
Contract assets, net of current portion	74,109	59,799
Other assets	504,394	560,966
Total assets	$11,804,382	$12,039,187
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$88,107	$147,880
Taxes payable	6,402	14,393
Employee related liabilities	44,648	31,602
Accrued interest payable	308,657	13,861
Current portion of long-term debt	—	5,398,236
Contract liabilities	137,706	130,748
Deferred satellite performance incentives	42,835	36,002
Other current liabilities	62,446	58,269
Total current liabilities	690,801	5,830,991
Long-term debt	14,465,483	—
Contract liabilities, net of current portion	1,113,450	1,080,175
Deferred satellite performance incentives, net of current portion	175,837	158,937
Deferred income taxes	55,171	75,523
Accrued retirement benefits, net of current portion	125,511	117,244
Other long-term liabilities	166,977	213,042
Liabilities subject to compromise	—	10,172,846
Shareholders’ deficit:
Common shares, nominal value $0.01 per share	1,411	1,421
Paid-in capital	2,565,696	2,569,404
Accumulated deficit	(7,503,830)	(8,128,872)
Accumulated other comprehensive loss	(63,135)	(61,839)
Total Intelsat S.A. shareholders’ deficit	(4,999,858)	(5,619,886)
Noncontrolling interest	11,010	10,315
Total liabilities and shareholders’ deficit	$11,804,382	$12,039,187
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
Revenue	$509,407	$482,034	$1,037,856	$940,854
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	95,447	106,961	200,852	212,046
Selling, general and administrative	55,855	63,863	107,513	144,829
Depreciation and amortization	163,808	162,614	334,902	325,662
Satellite impairment loss	381,565	—	381,565	—
Impairment of non-amortizable intangible and other assets	—	34,043	—	46,243
Total operating expenses	696,675	367,481	1,024,832	728,780
Income (loss) from operations	(187,268)	114,553	13,024	212,074
Interest expense, net	320,680	222,533	637,282	540,862
Other income (expense), net	(28,671)	2,762	(27,259)	5,496
Reorganization items	—	(298,691)	—	(298,691)
Loss before income taxes	(536,619)	(403,909)	(651,517)	(621,983)
Provision for (benefit from) income taxes	(7,507)	818	(2,364)	959
Net loss	(529,112)	(404,727)	(649,153)	(622,942)
Net income attributable to noncontrolling interest	(610)	(628)	(1,191)	(1,184)
Net loss attributable to Intelsat S.A.	$(529,722)	$(405,355)	$(650,344)	$(624,126)
Net loss per common share attributable to Intelsat S.A.:
Basic	$(3.76)	$(2.85)	$(4.65)	$(4.40)
Diluted	$(3.76)	$(2.85)	$(4.65)	$(4.40)
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
Net loss	$(529,112)	$(404,727)	$(649,153)	$(622,942)
Other comprehensive income (loss), net of tax:
Defined benefit retirement plans:
Reclassification adjustment for amortization of unrecognized prior service credits, net of tax included in other income (expense), net	(626)	(626)	(1,252)	(1,252)
Reclassification adjustment for amortization of unrecognized actuarial loss, net of tax included in other income (expense), net	735	1,274	1,471	2,548
Adoption of ASU 2018-02 (see Note 13—Income Taxes)	—	—	(16,191)	—
Other comprehensive income (loss)	109	648	(15,972)	1,296
Comprehensive loss	(529,003)	(404,079)	(665,125)	(621,646)
Comprehensive income attributable to noncontrolling interest	(610)	(628)	(1,191)	(1,184)
Comprehensive loss attributable to Intelsat S.A.	$(529,613)	$(404,707)	$(666,316)	$(622,830)
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands, except where otherwise noted)

	Common Shares
	Number of Shares (in millions)	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Intelsat S.A. Shareholders’ Deficit	Noncontrolling Interest
Balance at December 31, 2018	138.0	$1,380	$2,551,471	$(6,606,426)	$(43,430)	$(4,097,005)	$14,396
Net income (loss)	—	—	—	(120,622)	—	(120,622)	580
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,925)
Share-based compensation	2.6	26	2,913	—	—	2,939	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	110	110	—
Adoption of ASU 2018-02 (see Note 13—Income Taxes)	—	—	—	16,191	(16,191)	—	—
Balance at March 31, 2019	140.6	$1,406	$2,554,384	$(6,710,857)	$(59,511)	$(4,214,578)	$13,051
Net income (loss)	—	—	—	(529,722)	—	(529,722)	610
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,469)
Share-based compensation	0.1	1	3,586	—	—	3,587	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	109	109	—
Balance at June 30, 2019	140.7	$1,407	$2,557,970	$(7,240,579)	$(59,402)	$(4,740,604)	$12,192
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands, except where otherwise noted)

	Common Shares
	Number of Shares (in millions)	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Intelsat S.A. Shareholders’ Deficit	Noncontrolling Interest
Balance at December 31, 2019	141.1	$1,411	$2,565,696	$(7,503,830)	$(63,135)	$(4,999,858)	$11,010
Net income (loss)	—	—	—	(218,771)	—	(218,771)	556
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,879)
Share-based compensation	1.0	10	971	—	—	981	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	648	648	—
Adoption of ASU 2016-13 (see Note 1—General)	—	—	—	(916)	—	(916)	—
Balance at March 31, 2020	142.1	$1,421	$2,566,667	$(7,723,517)	$(62,487)	$(5,217,916)	$9,687
Net income (loss)	—	—	—	(405,355)	—	(405,355)	628
Share-based compensation	—	—	2,737	—	—	2,737	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	648	648	—
Balance at June 30, 2020	142.1	$1,421	$2,569,404	$(8,128,872)	$(61,839)	$(5,619,886)	$10,315
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
Cash flows from operating activities:
Net loss	$(649,153)	$(622,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	334,902	325,662
Provision for doubtful accounts	6,528	29,542
Foreign currency transaction loss	786	6,927
Loss on disposal of assets	171	—
Satellite impairment loss	381,565	—
Impairment of non-amortizable intangible and other assets	—	46,243
Share-based compensation	6,291	6,480
Deferred income taxes	(5,113)	5,631
Amortization of discount, premium, issuance costs and related costs	20,353	17,277
Non-cash reorganization items	—	196,974
Debtor-in-possession financing fees	—	52,182
Amortization of actuarial loss and prior service credits for retirement benefits	224	1,317
Unrealized losses on derivative financial instruments	19,479	349
Unrealized losses on investments and loans held-for-investment	32,869	738
Sales-type lease	7,064	—
Other non-cash items	(109)	—
Changes in operating assets and liabilities:
Receivables	10,170	1,266
Prepaid expenses, contract and other assets	(8,907)	(28,086)
Accounts payable and accrued liabilities	(1,458)	27,539
Accrued interest payable	(815)	48,775
Contract liabilities	(16,593)	(40,365)
Accrued retirement benefits	(7,130)	(8,267)
Other long-term liabilities	2,441	(12,748)
Net cash provided by operating activities	133,565	54,494
Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(158,504)	(199,892)
Origination of loans held-for-investment	(13,424)	(1,150)
Proceeds from loans held-for-investment	—	724
Capital contribution to unconsolidated affiliate (including capitalized interest)	(338)	(2,692)
Other proceeds from satellites	3,750	5,625
Net cash used in investing activities	(168,516)	(197,385)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	400,000	—
Debt issuance costs	(4,612)	—
Proceeds from debtor-in-possession financing	—	500,000
Debtor-in-possession financing fees	—	(52,182)
Principal payments on deferred satellite performance incentives	(15,195)	(19,195)
Dividends paid to noncontrolling interest	(3,394)	(1,879)
Proceeds from exercise of employee stock options	235	—
Other financing activities	296	—
Net cash provided by financing activities	377,330	426,744
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,363)	(3,732)
Net change in cash, cash equivalents and restricted cash	341,016	280,121
Cash, cash equivalents, and restricted cash, beginning of period	507,157	830,864
Cash, cash equivalents, and restricted cash, end of period	$848,173	$1,110,985

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
Supplemental cash flow information:
Cash paid for reorganization items included in cash flows from operating activities	$—	$28,913
Interest paid, net of amounts capitalized	561,031	422,839
Income taxes paid, net of refunds	6,751	2,628
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$3,822	$64,442
Conversion of loans held-for-investment to equity securities	—	4,802
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020
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
Bankruptcy Accounting
Our condensed consolidated financial statements included herein have been prepared as if we are a going concern and reflect the application of ASC 852, Reorganizations (“ASC 852”). ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 proceedings, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, we classify liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the reorganization under the Chapter 11 proceedings as liabilities subject to compromise on our condensed consolidated balance sheets. In addition, we classify all income, expenses, gains or losses that are incurred or realized as a result of the Chapter 11 proceedings as reorganization items in our condensed consolidated statements of operations. See Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters.
Impact of COVID-19 on the Company
As a result of the novel coronavirus (“COVID-19”) pandemic, in the first and second quarters of 2020, in an effort to safeguard public health, governments around the world, including United States (“U.S.”) federal, state and local governments, implemented a number of orders and restrictions on travel and businesses, among other things. Some of these measures remain in effect and have negatively impacted the U.S. and other economies around the world in the short-term, while the long-term economic impact of COVID-19 remains unknown.
The COVID-19 pandemic has had an adverse impact on our business, results of operations and financial condition, a trend we expect to continue. Among the impacts of the COVID-19 pandemic were a reduction of revenue and a decreased likelihood of collection from certain mobility customers. We continue to closely monitor the ongoing impact on our employees, customers, business and results of operations.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the total sum of these amounts reported in our condensed consolidated statements of cash flows (in thousands):

	As of December 31, 2019	As of June 30, 2020
Cash and cash equivalents	$810,626	$1,091,758
Restricted cash	20,238	19,227
Cash, cash equivalents and restricted cash	$830,864	$1,110,985
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
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which is intended to simplify the subsequent measurement of goodwill. The amendments in ASU 2017-04 modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities, as if that reporting unit had been acquired in a business combination. We adopted ASU 2017-04 in the first quarter of 2020, on a prospective basis. As a result, we will measure impairment using the difference between the carrying amount and the fair value of the reporting unit, if required. In the first quarter of 2020, we conducted a goodwill impairment analysis and determined the fair value of our reporting unit to be greater than its carrying value, resulting in no impairment of goodwill. See Note 10—Goodwill and Other Intangible Assets for further information.
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

Note 2 Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters
Voluntary Reorganization under Chapter 11
On May 13, 2020, Intelsat S.A. and certain of its subsidiaries (each, a “Debtor” and collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). Primary factors causing us to file for Chapter 11 protection included the Company’s intention to participate in the accelerated clearing process of C-band spectrum set forth in the U.S. Federal Communications Commission’s (“FCC”) March 3, 2020 final order (the “FCC Final Order”), requiring the Company to incur significant costs related to clearing activities well in advance of receiving reimbursement for such costs and the need for additional financing to fund the C-band clearing process, service our current debt obligations, and meet our operating requirements, as well as the economic slowdown impacting the Company and several of its end markets due to the COVID-19 pandemic. On May 26, 2020, the Company filed a written commitment with the FCC to accelerate clearing of the C-band spectrum in the U.S., and on June 19, 2020, the Company filed its initial C-band spectrum transition plan with the FCC.
The Chapter 11 process can be unpredictable and involves significant risks and uncertainties. Pursuant to various orders from the Bankruptcy Court, the Debtors have received approval from the Bankruptcy Court to generally maintain their ordinary operations and uphold certain commitments to their stakeholders, including employees, customers, and vendors, during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Our ability to fund operating expenses may be subject to obtaining further approvals from the Bankruptcy Court in connection with the Chapter 11 Cases.
On June 9, 2020, Intelsat Jackson received approval from the Bankruptcy Court (the “DIP Order”) to enter into a non-amortizing multiple draw superpriority secured debtor-in-possession term loan facility (the “DIP Facility”), in an aggregate principal amount of $1.0 billion on the terms and conditions as set forth in the DIP Facility credit agreement (the “DIP Credit Agreement”) with certain of the Debtors’ prepetition secured parties (the “DIP Lenders”), and on June 17, 2020, Intelsat Jackson and certain of its subsidiaries as guarantors (together with Intelsat Jackson, the “DIP Debtors”) entered into the DIP Credit Agreement with the DIP Lenders. For additional information regarding the DIP Facility and DIP Credit Agreement, see Note 11—Debt.
On July 11, 2020, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing.
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Note 11—Debt.
While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make monthly interest payments on their senior secured debt instruments pursuant to the adequate protection requirements under the DIP Order. For each of the three and six months ended June 30, 2020, the contractual interest expense pursuant to our unsecured debt instruments that was not recognized in our condensed consolidated statements of operations was $102.5 million.
In order for the Debtors to emerge successfully from Chapter 11, the Debtors must obtain the required votes of creditors accepting a plan of reorganization as well as the Bankruptcy Court’s confirmation of such plan. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which it is confirmed.
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
Liabilities Subject to Compromise
Prepetition unsecured liabilities of the Debtors subject to compromise under the Chapter 11 proceedings have been distinguished from secured liabilities that are not expected to be compromised and post-petition liabilities in our condensed consolidated balance sheets. Liabilities subject to compromise have been recorded at the amounts expected to be allowed by the Bankruptcy Court. The ultimate settlement amounts of these liabilities remain at the discretion of the Bankruptcy Court and may vary from the expected allowed amounts.

Liabilities subject to compromise consisted of the following (in thousands):

As of June 30, 2020
Accounts payable	$10,876
Debt subject to comprise	9,782,161
Accrued interest on debt subject to compromise	341,676
Other long-term liabilities subject to compromise	38,133
Total liabilities subject to compromise	$10,172,846
Reorganization Items
The income, expenses, gains and losses directly and incrementally resulting from the Chapter 11 Cases are separately reported as reorganization items in our condensed consolidated statements of operations.
Reorganization items consisted of the following (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Adjustment of debt discount, premium and issuance costs	$196,974	$196,974
Debtor-in-possession financing fees	52,182	52,182
Professional fees	48,971	48,971
Other reorganization costs	564	564
Total reorganization items	$298,691	$298,691
Going Concern
Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our condensed consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, that raised substantial doubt as to the Company’s ability to continue as a going concern. As reflected in our condensed consolidated financial statements, the Company had cash and cash equivalents of $1.1 billion and an accumulated deficit of $8.1 billion as of June 30, 2020. The Company generated income from operations of $212.1 million and a net loss of $622.9 million for the six months ended June 30, 2020.
In light of the Company’s Chapter 11 proceedings, our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement a business plan of reorganization, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet our contractual obligations and operating needs. As a result of risks and uncertainties related to, among other things, (i) the Company’s ability to obtain requisite support for the business plan of reorganization from various stakeholders, and (ii) the disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships, substantial doubt exists regarding our ability to continue as a going concern.
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. As such, we have reclassified all such debt obligations, other than debt subject to compromise, to current portion of long-term debt on our condensed consolidated balance sheet as of June 30, 2020. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Note 11—Debt.
Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Note 3 Share Capital
Under our Articles of Incorporation, we have an authorized share capital of $10.0 million, represented by 1.0 billion shares of any class with a nominal value of $0.01 per share. At June 30, 2020, there were approximately 142.1 million common shares issued and outstanding.

Note 4 Revenue
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
For the three months ended June 30, 2019 and 2020, we recognized revenue of $55.3 million and $51.6 million, respectively, and for the six months ended June 30, 2019 and 2020, we recognized revenue of $145.5 million and $137.7 million, respectively, that were included in the contract liability balances as of January 1, 2019 and 2020, respectively. In addition, the total amount of consideration included in contract assets as of January 1, 2019 and 2020 that became unconditional for the six months ended June 30, 2019 and 2020 was $9.1 million and $15.1 million, respectively.
Assets Recognized from the Costs to Obtain a Customer Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that our sales incentive program meets the requirements to be capitalized due to the incremental nature of the costs and the expectation that the Company will recover such costs. The assets recognized from the costs to obtain a customer contract are amortized over a period that is consistent with the transfer to the customer of the services to which the asset relates. We capitalized $2.0 million and $1.3 million for our sales incentive program and amortized $1.7 million and $1.1 million for the three months ended June 30, 2019 and 2020, respectively, and we capitalized $4.0 million and $2.4 million for our sales incentive program and amortized $3.5 million and $2.7 million for the six months ended June 30, 2019 and 2020, respectively. As of December 31, 2019 and June 30, 2020, capitalized costs relating to our sales incentive program were $9.4 million and $9.1 million, respectively, which were included within other assets in our condensed consolidated balance sheets.
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
Remaining Performance Obligations
Our remaining performance obligation is our expected future revenue under our existing customer contracts and includes both cancelable and non-cancelable contracts. Our remaining performance obligation was approximately $6.3 billion as of June 30, 2020, approximately 92% of which related to contracts that were non-cancelable and approximately 8% of which related to contracts that were cancelable subject to substantial termination fees. We assess the contract term of our cancelable contracts as the full stated term of the contract assuming each contract is not canceled since the termination penalty upon cancellation is substantive. As of June 30, 2020, the weighted average remaining customer contract life was approximately 4.1 years. Approximately 32%, 26%, and 42% of our total remaining performance obligation as of June 30, 2020 is expected to be recognized as revenue during 2020 and 2021, 2022 and 2023, and 2024 and thereafter, respectively. The amount included in the remaining performance obligation represents the full-service charge for the duration of the contract and does not include termination fees. The amount of the termination fees, which is not included in the remaining performance obligation amount, is generally calculated as a percentage of the remaining performance obligation associated with the contract. In certain cases of breach for non-payment or customer financial distress or bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our remaining performance obligation includes 100% of the remaining performance obligation of our consolidated ownership interests, which is consistent with the accounting for our ownership interest in these entities.
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
The following table disaggregates revenue by billing region (in thousands, except percentages):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2020		Six Months Ended June 30, 2019		Six Months Ended June 30, 2020
North America	$264,643	52%	$257,479	53%	$533,013	51%	$492,483	52%
Europe	64,513	13%	52,846	11%	125,789	12%	106,784	11%
Latin America and Caribbean	60,866	12%	54,007	11%	126,343	12%	105,482	11%
Africa and Middle East	61,686	12%	58,900	12%	124,106	12%	120,803	13%
Asia-Pacific	57,699	11%	58,802	12%	128,605	12%	115,302	12%
Total	$509,407		$482,034		$1,037,856		$940,854
The following table disaggregates revenue by type of service (in thousands, except percentages):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2020		Six Months Ended June 30, 2019		Six Months Ended June 30, 2020
On-Network Revenues
Transponder services	$369,586	73%	$343,599	71%	$746,870	72%	$674,934	72%
Managed services	91,335	18%	85,050	18%	184,536	18%	157,311	17%
Channel	585	—%	391	—%	1,276	—%	816	—%
Total on-network revenues	461,506	91%	429,040	89%	932,682	90%	833,061	89%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	37,717	7%	43,617	9%	87,575	8%	87,305	9%
Satellite-related services	10,184	2%	9,377	2%	17,599	2%	20,488	2%
Total off-network and other revenues	47,901	9%	52,994	11%	105,174	10%	107,793	11%
Total	$509,407		$482,034		$1,037,856		$940,854
By customer application, our revenues from network services, media, government and satellite-related services were $185.2 million, $223.5 million, $93.3 million and $7.5 million, respectively, for the three months ended June 30, 2019, as compared to $176.7 million, $202.5 million, $96.1 million and $6.7 million, respectively, for the three months ended June 30, 2020. Revenues from network services, media, government and satellite-related services were $389.4 million, $449.5 million, $186.5 million and $12.4 million, respectively, for the six months ended June 30, 2019, as compared to $326.1 million, $408.4 million, $191.9 million and $14.5 million, respectively, for the six months ended June 30, 2020.
Our largest customer accounted for approximately 14% of our revenue during each of the three months ended June 30, 2019 and 2020, and 14% and 15% during the six months ended June 30, 2019 and 2020, respectively. Our ten largest customers accounted for approximately 40% and 42% of our revenue during the three months ended June 30, 2019 and 2020, respectively, and 40% during each of the six months ended June 30, 2019 and 2020.
Note 5 Net Loss per Share
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

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data or where otherwise noted):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
Numerator:
Net loss attributable to Intelsat S.A.	$(529,722)	$(405,355)	$(650,344)	$(624,126)
Denominator:
Basic weighted average shares outstanding (in millions)	140.7	142.1	139.8	141.8
Diluted weighted average shares outstanding (in millions):	140.7	142.1	139.8	141.8
Basic EPS	$(3.76)	$(2.85)	$(4.65)	$(4.40)
Diluted EPS	$(3.76)	$(2.85)	$(4.65)	$(4.40)
In June 2018, Intelsat S.A. completed an offering of $402.5 million aggregate principal amount of its 2025 Convertible Notes. We do not expect to settle the principal amount of the 2025 Convertible Notes in cash, and therefore use the if-converted method for calculating any potential dilutive effect of the conversion on diluted EPS, if applicable. Under the indenture governing the 2025 Convertible Notes (the “2025 Indenture”), the 2025 Convertible Notes are eligible for conversion depending upon the trading price of our common shares and under other conditions set forth in the indenture until December 15, 2024, and thereafter without regard to any conditions. The commencement of the Chapter 11 Cases constituted an event of default under the 2025 Indenture. See Note 11—Debt for additional information on the impact of the Chapter 11 Cases on our debt obligations.
Due to a net loss for each of the three and six months ended June 30, 2019 and 2020, there were no dilutive securities, and therefore, basic and diluted EPS were the same. The weighted average number of common shares that could potentially dilute basic EPS in the future was 27.2 million and 22.1 million for the three months ended June 30, 2019 and 2020, respectively, and 26.9 million and 22.3 million for the six months ended June 30, 2019 and 2020, respectively, primarily consisting of the 2025 Convertible Notes.
Note 6 Fair Value Measurements
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
Recurring Fair Value Measurements
The tables below present assets measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy (in thousands). No transfers between Level 1, Level 2 and Level 3 fair value measurements occurred for the six months ended June 30, 2020.

		Fair Value Measurements as of December 31, 2019
Description	As of December 31, 2019	Level 1	Level 2	Level 3
Assets
Marketable securities(1)	$5,145	$5,145	$—	$—
Undesignated interest rate cap contracts(2)	372	—	372	—
Common stock warrant(3)	3,239	—	—	3,239
Total assets	$8,756	$5,145	$372	$3,239

		Fair Value Measurements as of June 30, 2020
Description	As of June 30, 2020	Level 1	Level 2	Level 3
Assets
Marketable securities(1)	$4,682	$4,682	$—	$—
Undesignated interest rate cap contracts(2)	23	—	23	—
Common stock warrant(3)	3,239	—	—	3,239
Total assets	$7,944	$4,682	$23	$3,239

(1)The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, we have classified such investments within Level 1 of the fair value hierarchy. The cost basis of our marketable securities was $4.3 million and $4.0 million as of December 31, 2019 and June 30, 2020, respectively. We sold marketable securities with a cost basis of $0.1 million resulting in a nominal gain during each of the three months ended June 30, 2019 and 2020. We sold marketable securities with a cost basis of $0.4 million and $0.3 million resulting in a nominal gain during each of the six months ended June 30, 2019 and 2020, respectively. These amounts are included in other income (expense), net in our condensed consolidated statements of operations.
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
The following table presents a reconciliation of the preferred and common stock warrants which are measured and recorded at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
Balance as of beginning of period	$3,192	$3,239	$4,100	$3,239
Unrealized loss included in other income (expense), net	(2,945)	—	(3,853)	—
Balance as of end of period	$247	$3,239	$247	$3,239
Nonrecurring Fair Value Measurements
The carrying values of certain assets may be adjusted to fair value in subsequent periods on a nonrecurring basis if an event occurs or circumstances change that indicate that the asset is impaired or, for investments in equity securities without readily determinable fair values, observable transactions for identical or similar investments of the same issuer support a change in the investment fair value. During the first quarter of 2020, as a result of our interim impairment assessments, we recognized an impairment of non-amortizable intangible assets of $12.2 million. This fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs. See Note 10—Goodwill and Other Intangible Assets for additional information.

Other Fair Value Disclosures
See Note 9—Investments, Note 10—Goodwill and Other Intangible Assets and Note 11—Debt for fair value disclosures related to our loan receivables, impairment analysis and debt, respectively. The carrying amounts of the Company's other financial instruments are reasonable estimates of their related fair values due to their short-term nature.
Note 7 Retirement Plans and Other Retiree Benefits
(a) Pension and Other Postretirement Benefits
We maintain a noncontributory defined benefit retirement plan covering substantially all of our employees hired prior to July 19, 2001. The cost of providing benefits to eligible participants under the defined benefit retirement plan is calculated using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service and certain actuarial assumptions. In addition, as part of the overall medical plan, we provide postretirement medical benefits to certain current retirees who meet the criteria under the medical plan for postretirement benefit eligibility. In 2015, we amended the defined benefit retirement plan to end the accrual of additional benefits for the remaining active participants. We have received authorization from the Bankruptcy Court to continue making contributions in the ordinary course during our Chapter 11 Cases.
The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future years. The impact on the funded status is determined based upon market conditions in effect when we completed our annual valuation. For the six months ended June 30, 2020, we made cash contributions to the defined benefit retirement plan of $2.2 million. We anticipate that our remaining contributions to the defined benefit retirement plan in 2020 will be approximately $1.8 million. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2020 will be approximately $2.9 million.
Included in accumulated other comprehensive loss at June 30, 2020 was $95.0 million ($63.7 million, net of tax) that has not yet been recognized in net periodic benefit cost.
The tables below show the components of net periodic benefit cost (income) for the three and six months ended June 30, 2019 and 2020 (in thousands). These amounts are recognized in other income (expense), net in the condensed consolidated statements of operations.

	Pension Benefits
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
Interest cost	$3,848	$2,962	$7,695	$5,925
Expected return on plan assets	(5,873)	(5,810)	(11,745)	(11,621)
Amortization of unrecognized net loss	1,055	1,600	2,111	3,200
Net periodic benefit income	$(970)	$(1,248)	$(1,939)	$(2,496)

	Other Postretirement Benefits
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
Interest cost	$383	$266	$766	$532
Amortization of unrecognized prior service credits	(636)	(636)	(1,272)	(1,272)
Amortization of unrecognized net gain	(307)	(305)	(615)	(610)
Net periodic benefit income	$(560)	$(675)	$(1,121)	$(1,350)
(b) Other Retirement Plans
We maintain a defined contribution retirement plan qualified under the provisions of Section 401(k) of the Internal Revenue Code for our employees in the United States. We have received authorization from the Bankruptcy Court to continue making our contributions in the ordinary course during our Chapter 11 Cases. We recognized compensation expense for this plan of $2.2 million for each of the three months ended June 30, 2019 and 2020, and $4.3 million and $4.5 million for the six months ended June 30, 2019 and 2020, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 8 Satellites and Other Property and Equipment
(a) Satellites and Other Property and Equipment, net
Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2019	As of June 30, 2020
Satellites and launch vehicles	$10,407,690	$10,178,297
Information systems and ground segment	968,482	1,002,143
Buildings and other	280,109	282,395
Total cost	11,656,281	11,462,835
Less: accumulated depreciation	(6,954,218)	(6,819,112)
Total	$4,702,063	$4,643,723
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
Satellites and other property and equipment, net included construction-in-progress of $191.5 million and $420.4 million as of December 31, 2019 and June 30, 2020, respectively. These amounts relate primarily to satellites under construction and related launch services. As of June 30, 2020, we incurred C-band clearing related costs and expenses of $130.8 million, of which $130.5 million is capitalized and expected to be reimbursable under the FCC Final Order. Of this capitalized amount, $128.7 million, $1.4 million, and $0.4 million is capitalized as satellites and other property and equipment, net, prepaid expenses and other current assets, and other assets, respectively, in the condensed consolidated balance sheets.
Interest costs of $8.8 million and $6.2 million were capitalized for the three months ended June 30, 2019 and 2020, respectively, and $17.1 million and $10.2 million were capitalized for the six months ended June 30, 2019 and 2020, respectively. Additionally, depreciation expense was $155.2 million and $154.5 million for the three months ended June 30, 2019 and 2020, respectively, and $317.7 million and $308.9 million for the six months ended June 30, 2019 and 2020, respectively.
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
A Failure Review Board comprised of the satellite’s manufacturer, Boeing Satellite Systems, Inc., the Company and external independent experts was convened to complete a comprehensive analysis of the cause of the anomaly. The board concluded that the anomaly was caused by either a harness flaw in conjunction with an electrostatic discharge event related to solar weather activity or the impact of a micrometeoroid.
During the second quarter of 2020, the Company determined it unlikely that it will be able to utilize certain satellite and launch vehicle deposits prior to their respective expiration dates. As a result, the Company recorded a non-cash impairment charge of $34.0 million related to the impairment of the carrying values of the deposits, which is included within impairment of non-amortizable intangible and other assets in the condensed consolidated statements of operations.
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
We have determined that this joint venture meets the criteria of a VIE under ASC 810, and we have concluded that we are the primary beneficiary because decisions relating to any future relocation of the Horizons 2 satellite, the most significant asset of the joint venture, are effectively controlled by us. In accordance with ASC 810, as the primary beneficiary, we consolidate Horizons Holdings within our condensed consolidated financial statements. Total assets of Horizons Holdings were $22.2 million and $20.8 million as of December 31, 2019 and June 30, 2020, respectively. Total liabilities were nominal as of both December 31, 2019 and June 30, 2020.
We have a revenue sharing agreement with JSAT related to services sold on the Horizons 1 and Horizons 2 satellites. We are responsible for billing and collection for such services, and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons 1 and Horizons 2 satellites were $1.6 million and $2.6 million as of December 31, 2019 and June 30, 2020, respectively.
(b) Horizons-3 Satellite LLC
On November 4, 2015, we entered into an additional joint venture agreement with JSAT. The joint venture, Horizons 3, was formed for the purpose of developing, launching, managing, operating and owning a high-performance satellite located at the 169ºE orbital location.
Horizons 3, which is 50% owned by each of Intelsat and JSAT, was set up with joint sharing of management authority and equal rights to profits and revenues from the joint venture. Similar to Horizons Holdings, we have a revenue sharing agreement with JSAT related to services sold on the Horizons 3e satellite. In addition, we are responsible for billing and collection for such services, and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons 3e satellite were $3.3 million and $4.5 million as of December 31, 2019 and June 30, 2020, respectively.
We have determined that this joint venture meets the criteria of a VIE under ASC 810; however, we have concluded that we are not the primary beneficiary and therefore do not consolidate Horizons 3. The assessment considered both quantitative and qualitative factors, including an analysis of voting power and other means of control of the joint venture, as well as each owner’s exposure to risk of loss or gain. Because we and JSAT equally share control over the operations of the joint venture and also equally share exposure to risk of losses or gains, we concluded that we are not the primary beneficiary of Horizons 3. Our investment, included within other assets in our condensed consolidated balance sheets, is accounted for using the equity method of accounting. The investment balance, which is equivalent to our maximum exposure to loss, was $110.2 million and $103.8 million as of December 31, 2019 and June 30,

2020, respectively. The investment balance exceeded our equity in the net assets of Horizons 3 by $11.6 million and $11.2 million as of December 31, 2019 and June 30, 2020, respectively. This basis difference represents the capitalized interest that we incurred in relation to financing our investment and we recognize it as a reduction of our equity in earnings of Horizons 3 on a straight-line basis over the life of the satellite. We recognized a nominal amount of equity in earnings of Horizons 3 in other income (expense), net for each of the three and six months ended June 30, 2019 and 2020.
In connection with our investment in Horizons 3, we entered into a capital contribution and subscription agreement, which requires us to fund our 50% share of amounts due thereunder in order to maintain our 50% interest in the joint venture. Pursuant to this agreement, we made contributions of $5.0 million for the year ended December 31, 2019 and $2.7 million during the six months ended June 30, 2020. We received distributions of $5.0 million for the year ended December 31, 2019 and $9.0 million for the six months ended June 30, 2020. The Company utilizes the cumulative earnings approach to determine whether distributions received from equity method investees are returns on investment or returns of investment. In addition, our indirect subsidiary that holds our investment in Horizons 3 has entered into a security and pledge agreement with Horizons 3, pursuant to which it has granted a security interest in its membership interest in Horizons 3. Further, our indirect subsidiary has granted a security interest to Horizons 3 in its customer capacity contracts and its ownership interest in its wholly-owned subsidiary that holds the FCC license required for the joint venture’s operations.
The Horizons 3e satellite entered into service in January 2019. The Company purchases satellite capacity and related services from the Horizons 3 joint venture, and then sells that capacity to its customers. We incurred direct costs of revenue related to these purchases of $5.6 million and $5.0 million for the three months ended June 30, 2019 and 2020, respectively, and $9.2 million and $10.0 million during the six months ended June 30, 2019 and 2020, respectively. The Company also sells managed ground network services to the Horizons 3 joint venture and provides program management services for a fee. We recorded an offset to direct costs of revenue related to the provision of these services of $1.8 million during each of the three months ended June 30, 2019 and 2020, and $2.1 million and $3.5 million during the six months ended June 30, 2019 and 2020, respectively. On the condensed consolidated balance sheets as of both December 31, 2019 and June 30, 2020, $0.5 million due from Horizons 3 was included in receivables and $1.7 million due to Horizons 3 was included in accounts payable and accrued liabilities, respectively.
(c) Investments in Equity Securities
The Company holds noncontrolling equity investments in seven separate privately held companies, including investments in equity securities without readily determinable fair values and common stock warrants.
In accordance with ASC 321, Investments—Equity Securities, we use the measurement alternative to measure the fair value of our investments in equity securities without readily determinable fair values. Accordingly, these investments are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We recorded impairment charges of $29.0 million during each of the three and six months ended June 30, 2019 and $0.1 million during each of the three and six months ended June 30, 2020. These investments are recorded in other assets in our condensed consolidated balance sheets and had a total carrying value of $27.2 million and $31.9 million as of December 31, 2019 and June 30, 2020, respectively.
We measure our stock warrants at fair value (see Note 6—Fair Value Measurements and Note 12—Derivative Instruments and Hedging Activities for additional information). The warrants are recorded in other assets in our condensed consolidated balance sheets and had a cumulative fair value of $3.2 million as of both December 31, 2019 and June 30, 2020.
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
Loan receivables are recorded in other assets in our condensed consolidated balance sheets at an amortized cost basis, net of allowance for credit losses, of $70.4 million and $67.6 million as of December 31, 2019 and June 30, 2020, respectively. These amounts were net of an allowance for credit losses of $4.6 million, unamortized discount of $3.0 million and $1.8 million, and unamortized deferred transaction costs of $1.0 million and $0.6 million as of the respective periods. As of December 31, 2019 and June 30, 2020, respectively, $1.5 million and $2.0 million of accrued interest related to our loan receivables was recorded in prepaid expenses and other current assets in our condensed consolidated balance sheets. We recognized interest income related to our loan receivables of $1.0 million and $1.9 million for the three and six months ended June 30, 2020, respectively, with no comparative amounts for the three and six months ended June 30, 2019.

A loan is determined to be impaired and placed on non-accrual status when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due under the contractual terms of the applicable loan agreement. We recognized impairment losses of $0.6 million related to loan receivables during the three and six months ended June 30, 2020, with no comparable amounts for the three and six months ended June 30, 2019.
The fair value of loan receivables is evaluated on a loan-by-loan basis, and is determined based on assessments of discounted cash flows that are considered probable of collection. We consider these inputs to be Level 3 within the fair value hierarchy under ASC 820. The cumulative fair value of our loan receivables as of December 31, 2019 and June 30, 2020 was $69.3 million and $68.9 million, respectively.
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
(a) Goodwill
For the analysis of goodwill in the first quarter of 2020, we applied ASU 2017-04, which is further described in Note 1—General. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. After recognizing the impairment loss, the loss establishes a new corresponding basis in the goodwill. Subsequent reversals of goodwill impairment losses are not permitted under applicable accounting standards.
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
The carrying amounts of goodwill consisted of the following (in thousands):

	As of December 31, 2019	As of June 30, 2020
Goodwill	$6,780,827	$6,780,827
Accumulated impairment losses	(4,160,200)	(4,160,200)
Net carrying amount	$2,620,627	$2,620,627

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
We completed our analysis of the estimated fair value of our rights to operate at certain orbital locations in connection with the analysis of goodwill described above in the first quarter of 2020 and concluded that the fair value was greater than the carrying value, resulting in no impairment.
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
The key assumptions used in our model to estimate the fair value of the Intelsat trade name included forecasted revenues, the royalty rate, the tax rate and the discount rate. We completed our analysis of the estimated fair value of the Intelsat trade name in connection with the analysis of goodwill described above in the first quarter of 2020 and it resulted in an impairment of our trade name intangible asset of $12.2 million, which is included within impairment of non-amortizable intangible and other assets in the condensed consolidated statements of operations.
The carrying amounts of acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of December 31, 2019	As of June 30, 2020
Orbital locations	$2,387,700	$2,387,700
Trade name	65,200	53,000
Total non-amortizable intangible assets	$2,452,900	$2,440,700
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

The carrying amounts and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2019			As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(713,205)	$30,555	$743,760	$(717,930)	$25,830
Customer relationships	534,030	(287,833)	246,197	534,030	(298,660)	235,370
Total	$1,277,790	$(1,001,038)	$276,752	$1,277,790	$(1,016,590)	$261,200
Intangible assets are amortized based on the expected pattern of consumption. Amortization expense was $8.6 million and $7.8 million for the three months ended June 30, 2019 and 2020, respectively, and $17.2 million and $15.6 million for the six months ended June 30, 2019 and 2020, respectively.
Note 11 Debt
As discussed in Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters, the filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. As such, we have reclassified all such debt obligations, other than debt subject to compromise, to current portion of long-term debt on our condensed consolidated balance sheet as of June 30, 2020. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make monthly interest payments on their senior secured debt instruments pursuant to the adequate protection requirements under the DIP Order.
The carrying values and fair values of our notes payable and debt were as follows (in thousands):

	As of December 31, 2019		As of June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
4.5% Convertible Senior Notes due June 2025 (1)	$402,500	$265,231	$402,500	$146,913
Unamortized prepaid debt issuance costs and discount on 4.5% Convertible Senior Notes	(133,310)	—	—	—
Total Intelsat S.A. obligations	269,190	265,231	402,500	146,913
Intelsat Luxembourg:
7.75% Senior Notes due June 2021 (1)	421,219	336,975	421,219	16,849
Unamortized prepaid debt issuance costs on 7.75% Senior Notes	(1,257)	—	—	—
8.125% Senior Notes due June 2023 (1)	1,000,000	590,000	1,000,000	45,000
Unamortized prepaid debt issuance costs on 8.125% Senior Notes	(5,838)	—	—	—
12.5% Senior Notes due November 2024 (1)	403,350	277,152	403,350	49,046
Unamortized prepaid debt issuance costs and discount on 12.5% Senior Notes	(184,344)	—	—	—
Total Intelsat Luxembourg obligations	1,633,130	1,204,127	1,824,569	110,895
Intelsat Connect Finance:
9.5% Senior Notes due February 2023 (1)	1,250,000	865,625	1,250,000	293,750
Unamortized prepaid debt issuance costs and discount on 9.5% Senior Notes	(27,741)	—	—	—
Total Intelsat Connect Finance obligations	1,222,259	865,625	1,250,000	293,750
Intelsat Jackson:
9.5% Senior Secured Notes due September 2022	490,000	562,275	490,000	541,450
Unamortized prepaid debt issuance costs and discount on 9.5% Senior Secured Notes	(11,204)	—	(9,398)	—
8% Senior Secured Notes due February 2024	1,349,678	1,380,046	1,349,678	1,366,548
Unamortized prepaid debt issuance costs and premium on 8% Senior Secured Notes	(3,903)	—	(3,496)	—

	As of December 31, 2019		As of June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due August 2023 (1)	1,985,000	1,687,250	1,985,000	1,121,525
Unamortized prepaid debt issuance costs on 5.5% Senior Notes	(8,723)	—	—	—
9.75% Senior Notes due July 2025 (1)	1,885,000	1,729,488	1,885,000	1,140,425
Unamortized prepaid debt issuance costs on 9.75% Senior Notes	(20,487)	—	—	—
8.5% Senior Notes due October 2024 (1)	2,950,000	2,669,750	2,950,000	1,755,250
Unamortized prepaid debt issuance costs and premium on 8.5% Senior Notes	(12,916)	—	—	—
Senior Secured Credit Facilities due November 2023	2,000,000	1,985,000	2,000,000	1,990,000
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(22,149)	—	(19,605)	—
Senior Secured Credit Facilities due January 2024	395,000	398,950	395,000	395,000
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(1,600)	—	(1,423)	—
6.625% Senior Secured Credit Facilities due January 2024	700,000	712,250	700,000	703,500
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(2,832)	—	(2,520)	—
Superpriority Secured DIP Credit Facilities due July 2021	—	—	500,000	506,250
Total Intelsat Jackson obligations	11,670,864	11,125,009	12,218,236	9,519,948
Eliminations:
8.125% Senior Notes of Intelsat Luxembourg due June 2023 owned by Intelsat Jackson (1)	(111,663)	(65,881)	(111,663)	(5,025)
Unamortized prepaid debt issuance costs on 8.125% Senior Notes	652	—	—	—
12.5% Senior Notes of Intelsat Luxembourg due November 2024 owned by Intelsat Connect, Intelsat Jackson and Intelsat Envision (1)	(403,245)	(277,080)	(403,245)	(49,033)
Unamortized prepaid debt issuance costs and discount on 12.5% Senior Notes	184,296	—	—	—
Total eliminations:	(329,960)	(342,961)	(514,908)	(54,058)
Total Intelsat S.A. debt	14,465,483	13,117,031	15,180,397	10,017,448
Less: current portion of long-term debt	—	—	5,398,236	5,502,748
Less: liabilities subject to compromise	—	—	9,782,161	4,514,700
Total Intelsat S.A. long-term debt	$14,465,483	$13,117,031	$—	$—

(1)In connection with the Chapter 11 Cases, these balances have been reclassified as liabilities subject to compromise in our condensed consolidated balance sheet as of June 30, 2020. As of April 15, 2020, the Company ceased making principal and interest payments, and as of May 13, 2020 ceased accruing interest expense in relation to this long-term debt that was reclassified as liabilities subject to compromise. Further, $197.0 million of debt discount, premium and issuance costs related to these notes was included within reorganization items in the condensed consolidated statements of operations for both of the three and six months ended June 30, 2020.
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

Intelsat Jackson Superpriority Secured Debtor-in-Possession Term Loan Facility
On June 17, 2020 (the “Closing Date”), the DIP Debtors and DIP Lenders entered into the DIP Credit Agreement, a non-amortizing multiple draw superpriority secured debtor-in-possession term loan facility, in an aggregate principal amount of $1.0 billion, on the terms and conditions set forth therein. See Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters.
Intelsat Jackson borrowed $500.0 million of term loans under the DIP Facility on the Closing Date. Under the DIP Facility, Intelsat Jackson may, at its sole discretion, make incremental draws of the lesser of $250.0 million and the remaining available commitments of the DIP Lenders. Drawn amounts under the DIP Facility bear interest at either (i) 4.50% per annum plus a base rate of the highest of (a) the Federal Funds Effective Rate plus ½ of 1.00%, (b) the Prime Rate as in effect on such day and (c) the London Inter-Bank Offered Rate (“LIBOR Rate”) for a one-month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% or (ii) 5.50% plus the LIBOR Rate. For purposes of the DIP Facility, the LIBOR Rate has an effective floor rate of 1.0%. Undrawn amounts under the DIP Facility shall be subject to a ticking fee of 3.6% of the amount of commitments of the DIP Lenders from the entry of the DIP Order until such commitments terminate, which ticking fee shall be payable on the last day of each fiscal quarter prior to the date such commitments terminate and on the date of such termination. If an event of default under the DIP Facility occurs, the overdue amounts under the DIP Facility would bear interest at an additional 2.0% per annum above the interest rate otherwise applicable.
The proceeds of the DIP Facility may be used, among other things, to pay for (i) working capital needs of the DIP Debtors in the ordinary course of business, (ii) potential C-band relocation costs, (iii) investment and other general corporate purposes, and (iv) the costs and expenses of administering the Chapter 11 Cases. The maturity date of the DIP Facility is July 13, 2021, subject to certain extensions pursuant to the terms of the DIP Credit Agreement.
The DIP Credit Agreement includes usual and customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of junior or prepetition indebtedness, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type.
The DIP Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under the Employee Retirement Income Security Act of 1974, as amended, and change of control. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code and certain other events related to the impairment of the DIP Lenders’ rights or liens granted under the DIP Credit Agreement.
The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DIP Credit Agreement.
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
In addition, on April 27, 2020, our LIBOR loans under the Intelsat Jackson Secured Credit Agreement were converted to Alternate Base Rate (“ABR”) loans. We expect to pay interest on the floating rate term loans under the Intelsat Jackson Secured Credit Agreement at the rate applicable to ABR loans.
Note 12 Derivative Instruments and Hedging Activities
Interest Rate Cap Contracts
As of December 31, 2019 and June 30, 2020, we held interest rate cap contracts with an aggregate notional value of $2.4 billion that mature in February 2021. These interest rate cap contracts, which were entered into in 2017 and amended in 2018, are designed to mitigate our risk of interest rate increases on the floating rate portion of our senior secured credit facilities (see Note 11—Debt). The contracts have not been designated for hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and the changes in fair value of these instruments, net of payments received, are recognized in the condensed consolidated statements of operations during the period of change. We received $7.2 million in settlement payments related to the interest rate cap contracts for the six months ended June 30, 2019 with no comparable amounts for the six months ended June 30, 2020.

Preferred Stock Warrant and Common Stock Warrant
During 2017, we were issued a warrant to purchase preferred shares of one of our investments. We concluded that the warrant is a free-standing derivative in accordance with ASC 815. As of December 31, 2019 and June 30, 2020, the fair value of the preferred stock warrant was zero. During 2019, we were issued a warrant to purchase common shares of a separate investment. We concluded that the warrant is a free-standing derivative in accordance with ASC 815.
The following table sets forth the fair value of our derivatives by category (in thousands):

Derivatives not designated as hedging instruments	Classification	As of December 31, 2019	As of June 30, 2020
Common stock warrant	Other assets	$3,239	$3,239
Interest rate cap contracts	Other assets	372	23
Total derivatives		$3,611	$3,262
The following table sets forth the effect of the derivative instruments in our condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Classification	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
Interest rate cap contracts	Loss included in interest expense, net	$(10,861)	$(14)	$(19,479)	$(349)
Preferred stock warrant	Loss included in other income (expense), net	(2,945)	—	(3,853)	—
Total loss on derivative financial instruments		$(13,806)	$(14)	$(23,332)	$(349)
Note 13 Income Taxes
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
In response to the COVID-19 pandemic, on March 18, 2020, the Families First Coronavirus Response Act (the “FFCR Act”) was enacted, and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The FFCR Act and the CARES Act contain numerous income tax provisions, such as increasing the 30 percent adjusted taxable income threshold to 50 percent for taxable years beginning in 2019 and 2020 for purposes of determining allowable business interest expense deductions. The CARES Act repeals the 80 percent limitation for taxable years beginning before January 1, 2021 (enacted by the Act), and it further specifies that net operating losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, are allowed as a carryback to each of the five taxable years preceding the taxable year of such losses. Modifications to the tax rules for the carryback of net operating losses and business interest limitations resulted in a federal tax refund of approximately $7.4 million and $15.5 million for the three and six months ended June 30, 2020, respectively. In addition, the CARES Act includes refundable payroll tax credits and deferral of employment side social security payments. As of June 30, 2020, Intelsat’s payroll deferral was approximately $2.3 million.
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
Our gross unrecognized tax benefits were $25.0 million and $25.1 million (including interest and penalties), of which $21.5 million and $21.2 million as of December 31, 2019 and June 30, 2020, respectively, if recognized, would affect our effective tax rate. As of December 31, 2019 and June 30, 2020, we had recorded reserves for interest and penalties in the amount of $0.6 million and $0.7 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2019, the change in the balance of unrecognized tax benefits has consisted of an increase of $0.1 million related to current tax positions and a nominal increase related to prior tax positions.
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
Effective January 31, 2020, the UK formally exited the European Union ("EU"). As a result of the withdrawal, existing tax reliefs and exemptions on intra-European transactions will likely cease to apply to transactions between UK entities and EU entities. In addition, transactions with non-EU countries, such as the U.S., may also be affected. As of June 30, 2020, all relevant tax laws and treaties remained unchanged and the tax consequences were unknown. Therefore, we have not recognized any impacts of the withdrawal in the income tax provision as of June 30, 2020. We will recognize any impacts to the tax provision when changes in tax laws or treaties between the UK and the EU or individual EU member states are enacted.
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
Note 14 Commitments and Contingencies
On May 13, 2020, Intelsat S.A. and certain of its subsidiaries filed voluntary petitions for relief under title 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed and prepetition liabilities are subject to compromise. See Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters.
In the absence of the automatic stay due to the Chapter 11 Cases, we are subject to litigation in the ordinary course of business. Other than as disclosed below, management does not believe that the resolution of any of those pending proceedings would have a material adverse effect on our financial position or results of operations.
SES Claim
On July 14, 2020, SES Americom, Inc. (“SES”) filed a proof of claim in the amount of $1.8 billion against each of the Debtors. SES asserts that the Debtors owe money (or will owe money) to SES pursuant to certain contractual and fiduciary obligations made in the context of the consortium agreement between Debtor Intelsat US LLC, SES, and other satellite operators (the “Consortium Agreement”). SES believes it is entitled to 50% of the combined payments that may eventually be payable to the Debtors and SES pursuant to the FCC Final Order, which provides for Acceleration Payments subject to the satisfaction of certain deadlines and other conditions set forth therein. SES’s proof of claim alleges that the Debtors breached the Consortium Agreement by taking the position that the Debtors are not required to split Acceleration Payments with SES and the other members of the consortium. The proof of claim also alleges breach of fiduciary duties and unjust enrichment, and seeks monetary and punitive damages. We dispute the allegations in the proof of claim and intend to object to and vigorously litigate the claim. While the ultimate resolution of the claim is not currently predictable, if there is an adverse ruling, the ruling could constitute a material adverse outcome on our future consolidated financial condition.
Note 15 Related Party Transactions
(a) Shareholders’ Agreements
Certain shareholders of Intelsat S.A. entered into a shareholders’ agreement in December 2018, which provides, among other things, specific rights to and limitations upon the holders of Intelsat S.A.’s share capital with respect to shares held by such holders.
(b) Governance Agreement
In December 2018, the Company entered into a governance agreement with its shareholder affiliated with Serafina S.A. The agreement contains provisions relating to the composition of the Company’s board of directors and certain other matters.
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
Note 16 Condensed Combined Debtors' Financial Information
The following presents our Debtors' condensed combined balance sheet as of June 30, 2020, statements of operations for the three and six months ended June 30, 2020 and statement of cash flows for the six months ended June 30, 2020. Consolidating adjustments include eliminations of the following:
•investments in subsidiaries;
•intercompany accounts;
•intercompany sales and expenses; and
•intercompany equity balances.
Intercompany balances with non-Debtor affiliates have not been eliminated. On the Debtors’ condensed combined balance sheet, these primarily consist of net intercompany trade receivables generated under our Master Intercompany Service Agreement (“MISA”) and funding for the operations of non-Debtor affiliates. On the Debtors’ condensed combined statements of operations, total reported revenue includes intercompany revenue of $63.0 million and $122.5 million for the three and six months ended June 30, 2020, respectively, primarily consisting of satellite capacity charges. Cost from affiliates primarily relates to sales and technical support services provided to Debtors as specified under the MISA. Investments in non-Debtor affiliates are presented under the equity method of accounting in the condensed combined financial statements set forth below.

DEBTORS' UNAUDITED CONDENSED COMBINED BALANCE SHEET
(in thousands, except per share amounts)

June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$940,366
Restricted cash	18,977
Receivables, net of allowance of $22,093	165,159
Contract assets	23,902
Prepaid expenses and other current assets	73,486
Intercompany receivables	153,535
Total current assets	1,375,425
Satellites and other property and equipment, net	4,575,364
Goodwill	2,620,627
Non-amortizable intangible assets	2,440,700
Amortizable intangible assets, net	261,200
Contract assets, net of current portion	41,405
Investment in affiliates	219,162
Other assets	408,294
Total assets	$11,942,177
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$125,414
Taxes payable	15,210
Employee related liabilities	27,448
Accrued interest payable	13,861
Current portion of long-term debt	5,398,236
Contract liabilities	127,996
Deferred satellite performance incentives	36,002
Other current liabilities	53,105
Total current liabilities	5,797,272
Contract liabilities, net of current portion	1,067,562
Deferred satellite performance incentives, net of current portion	158,937
Deferred income taxes	75,246
Accrued retirement benefits, net of current portion	117,244
Other long-term liabilities	172,956
Liabilities subject to compromise	10,172,846
Shareholders’ deficit:
Common shares, nominal value $0.01 per share	1,421
Paid-in capital	2,569,404
Accumulated deficit	(8,128,872)
Accumulated other comprehensive loss	(61,839)
Total shareholders’ deficit	(5,619,886)
Total liabilities and shareholders’ deficit	$11,942,177

DEBTORS' UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue	$431,334	$840,751
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	66,765	131,891
Selling, general and administrative	53,958	124,544
Cost from affiliates	9,786	21,448
Depreciation and amortization	157,392	315,168
Impairment of non-amortizable intangible and other assets	34,043	46,243
Total operating expenses	321,944	639,294
Income from operations	109,390	201,457
Interest expense, net	221,934	539,681
Equity in income of affiliates	3,267	1,712
Other income, net	3,432	12,034
Reorganization items	(298,691)	(298,691)
Loss before income taxes	(404,536)	(623,169)
Provision for income taxes	818	957
Net loss	$(405,354)	$(624,126)

DEBTORS' UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS
(in thousands)

Six Months Ended June 30, 2020
Cash flows from operating activities:
Net loss	$(624,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	315,168
Provision for doubtful accounts	28,325
Foreign currency transaction gain	(719)
Impairment of non-amortizable intangible and other assets	46,243
Share-based compensation	6,234
Deferred income taxes	5,631
Amortization of discount, premium, issuance costs and related costs	17,277
Non-cash reorganization items	196,974
Debtor-in-possession financing fees	52,182
Amortization of actuarial loss and prior service credits for retirement benefits	1,317
Unrealized losses on derivative financial instruments	349
Unrealized losses on investments and loans held-for-investment	721
Equity in income of affiliates	(1,712)
Other non-cash items	92
Changes in operating assets and liabilities:
Receivables	(79)
Intercompany receivables	(70,970)
Prepaid expenses, contract and other assets	(34,700)
Accounts payable and accrued liabilities	23,791
Accrued interest payable	48,775
Contract liabilities	(38,951)
Accrued retirement benefits	(8,267)
Other long-term liabilities	(11,013)
Net cash used in operating activities	(47,458)
Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(196,043)
Dividends from affiliates	20,878
Proceeds from loans held-for-investment	724
Capital contribution to affiliates	(9,005)
Other proceeds from satellites	5,625
Net cash used in investing activities	(177,821)
Cash flows from financing activities:
Proceeds from debtor-in-possession financing	500,000
Debtor-in-possession financing fees	(52,182)
Principal payments on deferred satellite performance incentives	(19,195)
Net cash provided by financing activities	428,623
Effect of exchange rate changes on cash, cash equivalents and restricted cash	686
Net change in cash, cash equivalents and restricted cash	204,030
Cash, cash equivalents, and restricted cash, beginning of period	755,313
Cash, cash equivalents, and restricted cash, end of period	$959,343

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated Debtors' balance sheet to the total sum of these same amounts shown on the condensed consolidated Debtors' statement of cash flows:
Cash and cash equivalents	$940,366
Restricted cash	18,977
Total cash, cash equivalents and restricted cash reported in the condensed consolidated Debtors' statement of cash flows	$959,343

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and their notes included in Item 1—Financial Statements in this Quarterly Report. See “Forward-Looking Statements” and Item 1A—Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be materially different from those discussed below.
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
Recent Developments
Voluntary Reorganization under Chapter 11
On May 13, 2020, Intelsat S.A. and certain of its subsidiaries (each, a “Debtor” and collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). Primary factors causing us to file for Chapter 11 protection included the Company’s intention to participate in the accelerated clearing process of C-band spectrum set forth in the U.S. Federal Communications Commission’s (“FCC”) March 3, 2020 final order (the “FCC Final Order”), requiring the Company to incur significant costs related to clearing activities well in advance of receiving reimbursement for such costs and the need for additional financing to fund the C-band clearing process, service our current debt obligations, and meet our operating requirements, as well as the economic slowdown impacting the Company and several of its end markets due to the novel coronavirus (“COVID-19”) pandemic. On May 26, 2020, the Company filed a written commitment with the FCC to accelerate clearing of the C-band spectrum in the U.S., and on June 19, 2020, the Company filed its initial C-band spectrum transition plan with the FCC. The FCC Final Order provides for monetary enticements for fixed satellite services (“FSS”) providers to clear a portion of the C-band spectrum on an accelerated basis (the “Acceleration Payments”). Under the FCC Final Order, the Company is eligible to receive Acceleration Payments of approximately $1.2 billion and $3.7 billion on December 5, 2021 and December 5, 2023, respectively, subject to the satisfaction of certain deadlines and other conditions set forth therein.
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
Pursuant to various orders from the Bankruptcy Court, the Debtors have received approval from the Bankruptcy Court to generally maintain their ordinary course operations and uphold certain commitments to their stakeholders, including employees, customers, and vendors during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make interest payments on a monthly basis to holders of their senior secured debt instruments. For each of the three and six months ended June 30, 2020, the contractual interest expense pursuant to our unsecured debt instruments that was not recognized in our condensed consolidated statements of operations was $102.5 million.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Item 1, Note 11—Debt.
On June 9, 2020, Intelsat Jackson received approval from the Bankruptcy Court (the “DIP Order”) to enter into a non-amortizing multiple draw superpriority secured debtor-in-possession term loan facility (the “DIP Facility”), in an aggregate principal amount of $1.0 billion on the terms and conditions as set forth in the DIP Facility credit agreement (the “DIP Credit Agreement”) with certain of the Debtors’ prepetition secured parties (the “DIP Lenders”), and on June 17, 2020, Intelsat Jackson and certain of its subsidiaries as guarantors (together with Intelsat Jackson, the “DIP Debtors”) entered into the DIP Credit Agreement with the DIP Lenders. For additional information regarding the DIP Facility and DIP Credit Agreement, see Liquidity and Capital Resources—Debt below.
On July 11, 2020, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing.
Update on the Impact of COVID-19 on the Company
The COVID-19 pandemic has had an adverse impact on our business, results of operations and financial condition, a trend we expect to continue. Among the impacts of the COVID-19 pandemic were a reduction of revenue and a decreased likelihood of collection from certain mobility customers. We continue to closely monitor the ongoing impact on our employees, customers, business and results of operations.

A. Results of Operations
Three Months Ended June 30, 2019 and 2020
The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Increase (Decrease)	Percentage Change
Revenue	$509,407	$482,034	$(27,373)	(5)%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	95,447	106,961	11,514	12%
Selling, general and administrative	55,855	63,863	8,008	14%
Depreciation and amortization	163,808	162,614	(1,194)	(1)%
Satellite impairment loss	381,565	—	(381,565)	NM
Impairment of non-amortizable intangible and other assets	—	34,043	34,043	NM
Total operating expenses	696,675	367,481	(329,194)	(47)%
Income (loss) from operations	(187,268)	114,553	301,821	NM
Interest expense, net	320,680	222,533	(98,147)	(31)%
Other income (expense), net	(28,671)	2,762	31,433	NM
Reorganization items	—	(298,691)	(298,691)	NM
Loss before income taxes	(536,619)	(403,909)	132,710	(25)%
Provision for (benefit from) income taxes	(7,507)	818	8,325	NM
Net loss	(529,112)	(404,727)	124,385	(24)%
Net income attributable to noncontrolling interest	(610)	(628)	(18)	3%
Net loss attributable to Intelsat S.A.	$(529,722)	$(405,355)	$124,367	(23)%

Revenue
We earn revenue primarily by providing services to our customers using our satellite transponder capacity. Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. On-network services are comprised primarily of services delivered on our owned network infrastructure, as well as commitments for third-

party capacity, generally long-term in nature, which we integrate and market as part of our owned infrastructure. In the case of third-party services in support of government applications, the commitments for third-party capacity are shorter and matched to the government contracting period, and thus remain classified as off-network services. Off-network services can include transponder services and other satellite-based transmission services, such as mobile satellite services (“MSS”), which are sourced from other operators, often in frequencies not available on our network. Under the category Off-Network and Other Revenues, we also include revenues from consulting and other services.
The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods below (in thousands, except percentages):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$369,586	$343,599	$(25,987)	(7)%
Managed services	91,335	85,050	(6,285)	(7)%
Channel	585	391	(194)	(33)%
Total on-network revenues	461,506	429,040	(32,466)	(7)%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	37,717	43,617	5,900	16%
Satellite-related services	10,184	9,377	(807)	(8)%
Total off-network and other revenues	47,901	52,994	5,093	11%
Total	$509,407	$482,034	$(27,373)	(5)%
Total revenue for the three months ended June 30, 2020 decreased by $27.4 million, or 5%, as compared to the three months ended June 30, 2019. By service type, our revenues increased or decreased due to the following:
On-Network Revenues:
•Transponder services—an aggregate decrease of $26.0 million, primarily due to a $12.0 million decrease in revenue from network services customers, an $11.4 million decrease in revenue from media customers, and a $2.6 million decrease in revenue from government customers. The decline from network services customers was primarily due to non-renewals, renewals at lower pricing, and service contractions for enterprise, mobility and wireless infrastructure applications. These declines were partially offset by increased revenues from wireless customers in the Asia-Pacific region. The decline from media customers was primarily due to non-renewals, renewals at lower pricing and service contractions for distribution services in the North America, Europe, and Africa regions.
•Managed services—an aggregate decrease of $6.3 million, primarily due to a $9.6 million decrease in revenue from media customers partially offset by a $3.0 million increase in revenue from network services customers. The decrease in revenue from media customers was mainly related to the termination of a managed video service contract in 2019, and a decrease in occasional use video services. The increase from network services customers was mainly driven by a renegotiated contract with a maritime mobility customer.
Off-Network and Other Revenues:
•Transponder, MSS and other off-network services—an aggregate increase of $5.9 million, primarily due to a $5.1 million increase in revenue from government customers largely driven by new third-party services, partially offset by non-renewals, renewals at lower pricing and declines in MSS.
Operating Expenses
Direct Costs of Revenue (Excluding Depreciation and Amortization)
Direct costs of revenue increased by $11.5 million, or 12%, to $107.0 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase was primarily due to a $5.7 million increase in third-party FSS and managed capacity costs largely incurred in connection with government customers, a $3.4 million increase in staff-related expenses largely relating to our employee retention incentive plans, and a $3.2 million increase in service fees related to our use of Mission Extension Vehicle-1 (“MEV-1”).

Selling, General and Administrative
Selling, general and administrative expenses increased by $8.0 million, or 14%, to $63.9 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase was primarily due to a $3.5 million increase in bad debt expense largely relating to certain customers in North America, a $3.0 million increase in staff-related expenses largely relating to our employee retention incentive plans, a $2.1 million increase in insurance costs and a $1.3 million increase in professional fees, partially offset by a $1.7 million decrease in travel expenses.
Depreciation and Amortization
Depreciation and amortization expense decreased by $1.2 million, or 1%, to $162.6 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Significant items impacting depreciation and amortization included decrease of $5.4 million in depreciation expense due to the timing of certain satellites becoming fully depreciated, partially offset by an increase of $4.7 million in depreciation expense resulting from the impact of a satellite placed in service.
Satellite Impairment Loss
We recognized an impairment charge of $381.6 million for the three months ended June 30, 2019 relating to the failure of Intelsat 29e (see Item 1, Note 8—Satellites and Other Property and Equipment). The impairment charge consisted of approximately $377.9 million related to the write-off of the carrying value of the satellite and associated deferred satellite performance incentive obligations, and approximately $3.7 million related to prepaid regulatory fees. No comparable amounts were recognized for the three months ended June 30, 2020.
Impairment of Non-Amortizable Intangible and Other Assets
We recognized an impairment charge of $34.0 million for the three months ended June 30, 2020 relating to certain satellite and launch vehicle deposits. No comparable amounts were recognized for the three months ended June 30, 2019. See Item 1, Note 8—Satellites and Other Property and Equipment for further discussion.
Interest Expense, Net
Interest expense, net consists of gross interest expense incurred together with gains and losses on interest rate cap contracts (which reflect the change in their fair value), offset by interest income earned and interest capitalized related to assets under construction. As of June 30, 2020, we held interest rate cap contracts with an aggregate notional amount of $2.4 billion to mitigate the risk of interest rate increases on the floating-rate term loans under our senior secured credit facilities. The contracts have not been designated as hedges for accounting purposes.
Interest expense, net decreased by $98.1 million, or 31%, to $222.5 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease in interest expense, net was principally due to the following:
•a decrease of $89.6 million in interest expense primarily resulting from Chapter 11 restructuring activities; and
•a decrease of $10.8 million corresponding to a larger decrease in fair value of the interest rate cap contracts during the three months ended June 30, 2019 as compared to the three months ended June 30, 2020; partially offset by
•an increase of $2.7 million due to lower capitalized interest primarily resulting from decreased levels of satellites and related assets under construction.
The non-cash portion of total interest expense, net was $34.3 million for the three months ended June 30, 2020, primarily consisting of interest expense related to the significant financing component identified in customer contracts, amortization and accretion of discounts and premiums and amortization of deferred financing fees.
Other Income (Expense), Net
Other income, net was $2.8 million for the three months ended June 30, 2020, as compared to other expense, net of $28.7 million for the three months ended June 30, 2019. Other expense, net for the three months ended June 30, 2019 primarily consisted of a net loss of $32.0 million related to a change in value of certain investments in third parties.
Reorganization Items
Reorganization items reflects direct costs incurred in connection with the Chapter 11 Cases. Reorganization items of $298.7 million for the three months ended June 30, 2020 primarily consisted of $197.0 million related to the write-off of debt discount, premium and issuance costs, $52.2 million of financing fees related to the DIP Facility and $49.0 million in professional fees. There were no comparable amounts for the three months ended June 30, 2019.
Provision for (Benefit from) Income Taxes
Income tax benefit decreased by $8.3 million to income tax expense of $0.8 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease was principally attributable to the tax benefit related to the satellite impairment loss recognized in the three months ended June 30, 2019 and higher income from our U.S. subsidiaries as compared to our non-U.S. subsidiaries for the three months ended June 30, 2020.
Cash paid for income taxes, net of refunds, totaled $4.8 million and $1.7 million for the three months ended June 30, 2019 and 2020, respectively.
Net Loss Attributable to Intelsat S.A.
Net loss attributable to Intelsat S.A. was $405.4 million for the three months ended June 30, 2020, as compared to net loss attributable to Intelsat S.A. of $529.7 million for the three months ended June 30, 2019. The change reflects the various items discussed above.
Six Months Ended June 30, 2019 and 2020
The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020	Increase (Decrease)	Percentage Change
Revenue	$1,037,856	$940,854	$(97,002)	(9)%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	200,852	212,046	11,194	6%
Selling, general and administrative	107,513	144,829	37,316	35%
Depreciation and amortization	334,902	325,662	(9,240)	(3)%
Satellite impairment loss	381,565	—	(381,565)	NM
Impairment of non-amortizable intangible and other assets	—	46,243	46,243	NM
Total operating expenses	1,024,832	728,780	(296,052)	(29)%
Income from operations	13,024	212,074	199,050	NM
Interest expense, net	637,282	540,862	(96,420)	(15)%
Other income (expense), net	(27,259)	5,496	32,755	NM
Reorganization items	—	(298,691)	(298,691)	NM
Loss before income taxes	(651,517)	(621,983)	29,534	(5)%
Provision for (benefit from) income taxes	(2,364)	959	3,323	NM
Net loss	(649,153)	(622,942)	26,211	(4)%
Net income attributable to noncontrolling interest	(1,191)	(1,184)	7	(1)%
Net loss attributable to Intelsat S.A.	$(650,344)	$(624,126)	$26,218	(4)%

Revenue
The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$746,870	$674,934	$(71,936)	(10)%
Managed services	184,536	157,311	(27,225)	(15)%
Channel	1,276	816	(460)	(36)%
Total on-network revenues	932,682	833,061	(99,621)	(11)%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	87,575	87,305	(270)	—
Satellite-related services	17,599	20,488	2,889	16%
Total off-network and other revenues	105,174	107,793	2,619	2%
Total	$1,037,856	$940,854	$(97,002)	(9)%
Total revenue for the six months ended June 30, 2020 decreased by $97.0 million, or 9%, as compared to the six months ended June 30, 2019. By service type, our revenues increased or decreased due to the following:
On-Network Revenues:
•Transponder services—an aggregate decrease of $71.9 million, primarily due to a $44.1 million decrease in revenue from network services customers, a $23.7 million decrease in revenue from media customers and a $4.1 million decrease in revenue from government customers. The decline from network services customers was primarily due to non-renewals and service contractions for enterprise and wireless infrastructure applications mainly in the Latin America, Europe, and Africa regions. These declines were partially offset by increased revenues from wireless customers in the Asia-Pacific region. The decline from media customers was primarily due to non-renewals, renewals at lower pricing and lower capacity and early terminations relating to distribution services. The decrease in revenue from government customers was primarily due to non-renewals and renewals at lower pricing partially offset by new services.
•Managed services—an aggregate decrease of $27.2 million, primarily due to a $17.0 million decrease in revenue from media customers and a $9.2 million decrease in revenue from network services customers. The decline in revenue from media customers was due to a $12.4 million decrease in revenue from managed video services mainly related to non-renewals and an early termination of a contract in 2019, and a $4.6 million decrease from occasional use video services. The decline in revenue from network services customers primarily relates to maritime and aero mobility customers due to non-renewals, service contractions and lost revenue resulting from the loss of Intelsat 29e, a portion of which services were restored with off-network services.
Off-Network and Other Revenues:
•Transponder, MSS and other off-network services—an aggregate decrease of $0.3 million, primarily due to a decrease of $10.0 million from network services and media customers largely driven by $14.3 million in revenue recognized in the first quarter of 2019 from a network services customer accounted for as a sales-type lease under ASC 842, Leases ("ASC 842"), with no comparable amount for the same period in 2020. This was partially offset by a $9.7 million increase in revenue from government customers for new third-party services and increased revenues due to the transfer of certain Intelsat 29e network services customers to off-network capacity.
•Satellite-related services—an aggregate increase of $2.9 million, reflecting increased revenues from professional services supporting third-party satellites.
Operating Expenses
Direct Costs of Revenue (Excluding Depreciation and Amortization)
Direct costs of revenue increased by $11.2 million, or 6%, to $212.0 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase was primarily due to:
•a $17.5 million increase in third-party FSS capacity costs largely incurred in connection with government customers, the Azercosmos (Intelsat 38) satellite and Intelsat 29e customer restoration on third-party satellites;

•a $4.4 million increase in service fees related to our use of MEV-1;
•a $4.4 million increase in costs related to the Horizons-3 Satellite LLC (“Horizons 3”) revenue sharing agreement; and
•a $4.3 million increase in staff-related expenses largely relating to our employee retention incentive plans; partially offset by
•a $16.3 million decrease in equipment and third-party capacity costs recognized under ASC 842 for the six months ended June 30, 2019, with no comparable costs for the six months ended June 30, 2020.
Selling, General and Administrative
Selling, general and administrative expenses increased by $37.3 million, or 35%, to $144.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase was primarily due to a $23.0 million increase in bad debt expense, largely relating to a certain customer that filed for Chapter 11 bankruptcy protection and certain customers in the North America and Africa regions, a $6.0 million increase in professional fees, a $3.2 million increase in staff-related expenses largely relating to our employee retention incentive plans and a $2.1 million increase in insurance costs.
Depreciation and Amortization
Depreciation and amortization expense decreased by $9.2 million, or 3%, to $325.7 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Significant items impacting depreciation and amortization included:
•a decrease of $10.0 million in depreciation expense due to the write-off of Intelsat 29e; and
•a decrease of $9.4 million in depreciation expense due to the timing of certain satellites becoming fully depreciated; partially offset by
•an increase of $9.4 million in depreciation expense resulting from the impact of a satellite placed in service; and
•an increase of $1.1 million in depreciation expense due to the impact of certain ground segment assets placed in service.
Satellite Impairment Loss
We recognized an impairment charge of $381.6 million for the six months ended June 30, 2019 relating to the loss of Intelsat 29e (see Item 1, Note 8—Satellites and Other Property and Equipment). The impairment charge consisted of approximately $377.9 million related to the write-off of the carrying value of the satellite and associated deferred satellite performance incentive obligations, and approximately $3.7 million related to prepaid regulatory fees. No comparable amounts were recognized for the six months ended June 30, 2020.
Impairment of Non-Amortizable Intangible and Other Assets
We recognized impairment charges of $34.0 million and $12.2 million for the six months ended June 30, 2020 relating to certain satellite and launch vehicle deposits and the Intelsat trade name intangible asset, respectively. No comparable amounts were recognized for the six months ended June 30, 2019. See Item 1, Note 8—Satellites and Other Property and Equipment and Item 1, Note 10—Goodwill and Other Intangible Assets for further discussion.
Interest Expense, Net
Interest expense, net decreased by $96.4 million, or 15%, to $540.9 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease in interest expense, net was principally due to the following:

•a decrease of $82.3 million in interest expense primarily resulting from Chapter 11 restructuring activities; and
•a decrease of $19.1 million corresponding to a larger decrease in fair value of the interest rate cap contracts during the six months ended June 30, 2019 as compared to the six months ended June 30, 2020; partially offset by
•an increase of $7.3 million due to lower capitalized interest primarily resulting from decreased levels of satellites and related assets under construction.
The non-cash portion of total interest expense, net was $73.5 million for the six months ended June 30, 2020, primarily consisting of interest expense related to the significant financing component identified in customer contracts, amortization and accretion of discounts and premiums and amortization of deferred financing fees.

Other Income (Expense), Net
Other income, net was $5.5 million for the six months ended June 30, 2020, as compared to other expense, net of $27.3 million for the six months ended June 30, 2019. The net increase in income was primarily driven by a $6.0 million gain on sale of assets for the six months ended June 30, 2020, as well as a $32.9 million loss for the six months ended June 30, 2019 due to a change in value of certain investments in third parties. In addition, foreign currency losses increased by $5.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 largely related to our business conducted in Brazilian reais.
Reorganization Items
Reorganization items reflects direct costs incurred in connection with the Chapter 11 Cases. Reorganization items of $298.7 million for the six months ended June 30, 2020 primarily consisted of $197.0 million related to the write-off of debt discount, premium and issuance costs, $52.2 million of financing fees related to the DIP Facility and $49.0 million in professional fees. There were no comparable amounts for the six months ended June 30, 2019.
Provision for (Benefit from) Income Taxes
Income tax benefit decreased by $3.3 million to income tax expense of $1.0 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease was principally attributable to the tax benefit related to the satellite impairment loss recognized in the six months ended June 30, 2019, and higher income from our U.S. subsidiaries as compared to our non-U.S. subsidiaries for the six months ended June 30, 2020.
Cash paid for income taxes, net of refunds, totaled $6.8 million and $2.6 million for the six months ended June 30, 2019 and 2020, respectively.
Net Loss Attributable to Intelsat S.A.
Net loss attributable to Intelsat S.A. was $624.1 million for the six months ended June 30, 2020, as compared to net loss attributable to Intelsat S.A. of $650.3 million for the six months ended June 30, 2019. The change reflects the various items discussed above.
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
A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
Net loss	$(529,112)	$(404,727)	$(649,153)	$(622,942)
Add (Subtract):
Interest expense, net	320,680	222,533	637,282	540,862
Provision for (benefit from) income taxes	(7,507)	818	(2,364)	959
Depreciation and amortization	163,808	162,614	334,902	325,662
EBITDA	$(52,131)	$(18,762)	$320,667	$244,541

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
A reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
Net loss	$(529,112)	$(404,727)	$(649,153)	$(622,942)
Add (Subtract):
Interest expense, net	320,680	222,533	637,282	540,862
Provision for (benefit from) income taxes	(7,507)	818	(2,364)	959
Depreciation and amortization	163,808	162,614	334,902	325,662
EBITDA	(52,131)	(18,762)	320,667	244,541
Add:
Compensation and benefits(1)	3,584	20,149	6,291	23,855
Non-recurring and other non-cash items(2)	33,655	4,431	38,429	15,329
Satellite impairment loss(3)	381,565	—	381,565	—
Impairment of non-amortizable intangible and other assets(4)	—	34,043	—	46,243
Reorganization items(5)	—	298,691	—	298,691
Proportionate share from unconsolidated joint venture(6):
Interest expense, net	2,480	1,045	2,480	2,125
Depreciation and amortization	4,691	2,814	4,691	5,629
Adjusted EBITDA(7)(8)	$373,844	$342,411	$754,123	$636,413

(1)Reflects non-cash expenses incurred relating to our equity compensation plans and, for the three and six months ended June 30, 2020, expenses incurred relating to our employee retention incentive plans in connection with our Chapter 11 proceedings.
(2)Reflects certain non-recurring expenses, gains and losses and non-cash items, including the following: professional fees related to our liability management initiatives; costs associated with our C-band spectrum proposal; severance, retention and relocation payments; changes in fair value of certain investments; certain foreign exchange gains and losses; and other various non-recurring expenses. In 2019, these costs were partially offset by non-cash income related to the recognition of deferred revenue on a straight-line basis for certain prepaid capacity service contracts.
(3)Reflects a non-cash impairment charge recorded in connection with the Intelsat 29e satellite loss.
(4)Reflects a non-cash impairment charge recorded in connection with the write-off of certain satellite and launch vehicle deposits (see Item 1, Note 8—Satellites and Other Property and Equipment) for the three and six months ended June 30,

2020, and a trade name impairment (see Item 1, Note 10—Goodwill and Other Intangible Assets) for the six months ended June 30, 2020.
(5)Reflects direct costs incurred in connection with our Chapter 11 proceedings. See Item 1, Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters.
(6)Reflects adjustments related to our interest in Horizons 3. See Item 1, Note 9(b)—Investments—Horizons-3 Satellite LLC.
(7)For the three and six months ended June 30, 2019, Adjusted EBITDA included $25.1 million and $50.3 million, respectively, and $26.4 million and $52.5 million for the three and six months ended June 30, 2020, respectively, of revenue relating to the significant financing component identified in customer contracts in accordance with the adoption of ASC 606, Revenue from Contracts with Customers. These impacts are not permitted to be reflected in the applicable consolidated and Adjusted EBITDA definitions under our debt agreements.
(8)For the three months ended June 30, 2019 and 2020, Intelsat S.A. Adjusted EBITDA reflected $5.9 million and $5.1 million, respectively, and $2.5 million and $9.8 million for the six months ended June 30, 2019 and 2020, respectively, of Adjusted EBITDA attributable to Intelsat Horizons-3 LLC, its subsidiaries and its proportionate share of Horizons 3. These entities are considered to be unrestricted subsidiaries under the definitions set forth in our applicable debt agreements.
B. Liquidity and Capital Resources
Overview
We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. At June 30, 2020, the aggregate principal amount of our debt outstanding not held by affiliates was $15.2 billion. Our interest expense, net for the three and six months ended June 30, 2020 was $222.5 million and $540.9 million, respectively, which included $34.3 million and $73.5 million of non-cash interest expense, respectively. At June 30, 2020, cash, cash equivalents and restricted cash were approximately $1.1 billion. In past years, our cash flows from operations and cash on hand have been sufficient to fund interest obligations ($1.1 billion in each of the years ended December 31, 2018 and 2019).
The commencement of the Chapter 11 Cases accelerated substantially all of our outstanding debt. Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
During the pendency of the Chapter 11 Cases, as discussed above in —Recent Developments, Voluntary Reorganization under Chapter 11, we expect cash payments on our interest obligations to be lower than in prior years. In past years, our cash flows from operations and cash on hand have been sufficient to fund significant capital expenditures ($255.7 million and $229.8 million for the years ended December 31, 2018 and 2019, respectively). However, as discussed above in —Recent Developments, Voluntary Reorganization under Chapter 11, our ability to fund operating expenses is now, to some extent, subject to obtaining certain approvals from the Bankruptcy Court in connection with our Chapter 11 proceedings.
A significant factor driving the Company’s decision to file for Chapter 11 protection was the Company’s desire to participate in the FCC’s process for accelerated clearing of the C-band spectrum, for which we need to incur significant upfront expenses for clearing activities well in advance of receiving reimbursement payments. On May 26, 2020, the Company filed a written commitment with the FCC to accelerate clearing of the C-band spectrum in the U.S., and on June 19, 2020, the Company filed its initial C-band spectrum transition plan with the FCC.
In addition to the significant capital expenditures we expect to make in 2020 and beyond, we expect total clearing costs will be approximately $1.7 billion over the next two to three years. Our primary source of liquidity is and will continue to be cash generated from operations, as well as existing cash. Also, as noted above in —Recent Developments, Voluntary Reorganization under Chapter 11, we have entered into a DIP Facility in an aggregate principal amount of $1.0 billion. We currently expect to use cash on hand, cash flows from operations and borrowings under the DIP Facility to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months and beyond. We also expect to receive reimbursement payments for certain upfront C-band spectrum clearing expenses incurred and under the FCC Final Order, the Company is eligible to receive Acceleration Payments of approximately $1.2 billion and $3.7 billion on December 5, 2021 and December 5, 2023, respectively, subject to the satisfaction of certain deadlines and other conditions set forth therein.

Cash Flow Items
Our cash flows consisted of the following for the periods shown (in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
Net cash provided by operating activities	$133,565	$54,494
Net cash used in investing activities	(168,516)	(197,385)
Net cash provided by financing activities	377,330	426,744
Net change in cash, cash equivalents and restricted cash	341,016	280,121
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $79.1 million to $54.5 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease was primarily due to an $89.5 million increase in net loss and changes in non-cash items, partially offset by a $10.4 million increase from changes in operating assets and liabilities. The increase in operating assets and liabilities was primarily due to lower outflows related to the amount and timing of interest payments and accounts payable, partially offset by higher outflows related to deferred income, prepaid and other assets and other liabilities.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $28.9 million to $197.4 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase was primarily due to higher capital expenditures partially offset by lower origination of loans held-for-investment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by $49.4 million to $426.7 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase was primarily due to higher net proceeds of $52.4 million resulting from our DIP financing during the six months ended June 30, 2020, as compared to net proceeds from the debt offering completed during the six months ended June 30, 2019.
Restricted Cash
As of June 30, 2020, $19.2 million of cash was legally restricted, being held as a compensating balance for certain outstanding letters of credit.
Debt
Intelsat Jackson Superpriority Secured Debtor-in-Possession Term Loan Facility
On June 17, 2020 (the “Closing Date”), the DIP Debtors and DIP Lenders entered into the DIP Credit Agreement, a non-amortizing multiple draw superpriority secured debtor-in-possession term loan facility, in an aggregate principal amount of $1.0 billion, on the terms and conditions set forth therein (see—Recent Developments—Voluntary Reorganization under Chapter 11 above).
Intelsat Jackson borrowed $500.0 million of term loans under the DIP Facility on the Closing Date. Under the DIP Facility, Intelsat Jackson may, at its sole discretion, make incremental draws of the lesser of $250.0 million and the remaining available commitments of the DIP Lenders. Drawn amounts under the DIP Facility bear interest at either (i) 4.50% per annum plus a base rate of the highest of (a) the Federal Funds Effective Rate plus ½ of 1.00%, (b) the Prime Rate as in effect on such day and (c) the London Inter-Bank Offered Rate (“LIBOR Rate”) for a one-month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%, or (ii) 5.50% plus the LIBOR Rate. For purposes of the DIP Facility, the LIBOR Rate has an effective floor rate of 1.0%. Undrawn amounts under the DIP Facility shall be subject to a ticking fee of 3.6% of the amount of commitments of the DIP Lenders from the entry of the DIP Order until such commitments terminate, which ticking fee shall be payable on the last day of each fiscal quarter prior to the date such commitments terminate and on the date of such termination. If an event of default under the DIP Facility occurs, the overdue amounts under the DIP Facility would bear interest at an additional 2.0% per annum above the interest rate otherwise applicable.
The proceeds of the DIP Facility may be used, among other things, to pay for (i) working capital needs of the DIP Debtors in the ordinary course of business, (ii) potential C-band relocation costs, (iii) investment and other general corporate purposes, and (iv) the costs and expenses of administering the Chapter 11 Cases. The maturity date of the DIP Facility is July 13, 2021, subject to certain extensions pursuant to the terms of the DIP Credit Agreement.
The DIP Credit Agreement includes usual and customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of junior or pre-petition indebtedness, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type.
The DIP Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under the Employee Retirement Income Security Act of 1974, as amended, and change of control. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code and certain other events related to the impairment of the DIP Lenders’ rights or liens granted under the DIP Credit Agreement.
The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DIP Credit Agreement, which is an exhibit to this Quarterly Report.
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
In addition, on April 27, 2020, our LIBOR loans under the Intelsat Jackson Secured Credit Agreement were converted to Alternate Base Rate (“ABR”) loans. We expect to pay interest on the floating rate term loans under the Intelsat Jackson Secured Credit Agreement at the rate applicable to ABR loans.
Contracted Backlog
We have historically had, and currently have, a substantial contracted backlog, which provides some assurance regarding our future revenue expectations. Contracted backlog is our expected future revenue under customer contracts and includes both cancelable and non-cancelable contracts. Approximately 91% of our total contracted backlog as of June 30, 2020 related to contracts that were non-cancelable and approximately 8% related to contracts that were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog as of June 30, 2020 was approximately $6.4 billion. We believe this backlog and associated revenues result in more predictable cash flows in the FSS sector as compared to that of typical companies outside our industry.
Capital Expenditures
Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. Further, following the Company’s announcement on May 26, 2020 to opt into the FCC’s process for accelerated clearing of the C-band spectrum and the Company’s filing of its initial C-band spectrum transition plan with the FCC on June 19, 2020, we expect to incur significant upfront expenses for clearing activities well in advance of receiving reimbursement payments. Payments for satellites and other property and equipment during the six months ended June 30, 2020 were $199.9 million. However, subject to the satisfaction of certain deadlines and other conditions set forth in the FCC Final Order, the Company is eligible to receive Acceleration Payments in an aggregate total amount of approximately $4.9 billion over the next 3 years.
We intend to fund our capital expenditure requirements from cash on hand, cash provided from operating activities and the DIP Facility; however, our ability to fund capital expenditures in the ordinary course is, to some extent, subject to obtaining certain approvals from the Bankruptcy Court in connection with our Chapter 11 proceedings.

Off-Balance Sheet Arrangements
We have revenue sharing agreements with JSAT related to services sold on the Horizons 1, Horizons 2 and Horizons 3 satellites. We are responsible for billing and collection for such services and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Refer to Item 1, Note 9—Investments for disclosures relating to the revenue sharing agreements with JSAT.
Contractual Obligations
Other than as disclosed elsewhere in this report with respect to the filing of the Chapter 11 Cases and the acceleration of substantially all of our debt as a result, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).
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
The Company’s significant accounting policies are described in Note 1—Background and Summary of Significant Accounting Policies in our 2019 Annual Report. The Company’s critical accounting estimates are described in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report and are further described below.
Bankruptcy Accounting
Our condensed consolidated financial statements included herein have been prepared as if we are a going concern and reflect the application of ASC 852, Reorganizations (“ASC 852”). ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 proceedings, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, we classify liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the reorganization under the Chapter 11 proceedings as liabilities subject to compromise on our condensed consolidated balance sheets. In addition, we classify all income, expenses, gains or losses that are incurred or realized as a result of the Chapter 11 proceedings as reorganization items in our condensed consolidated statements of operations (see Item 1, Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters).
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
Goodwill. For the analysis of goodwill, we applied ASU 2017-04, which is further described in Item 1, Note 1—General. Intelsat has only one reporting unit for purposes of the analysis of goodwill, and accordingly, the analysis is undertaken at the enterprise level. We determined the estimated fair value of our reporting unit using a discounted cash flow analysis, along with independent source data related to comparative market multiples and, when available, recent transactions, each of which is considered a Level 3 input within the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). The discounted cash flows were derived from a five-year projection of cash flows plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital.
In estimating the undiscounted cash flows, we primarily used our internally prepared budgets and forecast information. The key assumptions included in our model were projected growth rates, cost of capital, effective tax rates, and industry and economic trends, along with the C-band Acceleration Payments expected to be received subject to the satisfaction of certain deadlines and other conditions set forth in the FCC Final Order and the discount rate applied to those cash flows. A change in estimated future cash flows or other assumptions could change our estimated fair values and result in future impairments. The conclusion of our analysis was that the fair value of our reporting unit was greater than its carrying value, resulting in no impairment of goodwill.
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
The key assumptions used in our model to estimate the fair value of the Intelsat trade name included forecasted revenues, the royalty rate, the tax rate and the discount rate. We completed our analysis of the estimated fair value of the Intelsat trade name in connection with the analysis of goodwill described above and it resulted in an impairment of our trade name intangible asset of $12.2 million, which is included within impairment of non-amortizable intangible and other assets in the condensed consolidated statements of operations.
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
Recently Issued Accounting Pronouncements
For disclosures related to recently issued accounting pronouncements, see Item 1, Note 1—General—Recently Issued Accounting Pronouncements.
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
Approximately 84% and 81% of our debt, or $12.3 billion principal amount, was fixed-rate debt as of December 31, 2019 and June 30, 2020, respectively. While our fixed-rate debt does not expose us to earnings risk when market interest rates change, such debt is subject to changes in fair value (see Item 1, Note 11—Debt for fair value disclosures for our debt). Our sensitivity analyses indicate that based on the level of fixed-rate debt outstanding as of June 30, 2020, a 100 basis point decrease in market rates would result in an increase in fair value of this fixed-rate debt of approximately $208.4 million. A 100 basis point increase in market rates would result in a decrease in fair value of this fixed-rate debt of approximately $201.1 million.

While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values. As of June 30, 2020, we held interest rate cap contracts with an aggregate notional amount of $2.4 billion that mature in February 2021. These contracts were entered into to mitigate our risk of interest rate increases on the floating rate term loans under our senior secured credit facilities. If LIBOR exceeds 1.89% prior to the expiration date of the contracts, the Company will receive the resulting increase in interest payments required to the term loan lenders from the counterparties to the arrangement. These interest rate cap contracts have not been designated for hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging, and the changes in fair value of these instruments are recognized in earnings during the period of change.
Foreign Currency Risk
We do not currently use material foreign currency derivatives to hedge our foreign currency exposures. There have been no material changes to our foreign currency exposures as discussed in our 2019 Annual Report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the quarter ended June 30, 2020. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Chapter 11 Cases
On May 13, 2020, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The information contained in Item 1, Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters—Voluntary Reorganization under Chapter 11 of the notes to the condensed consolidated financial statements is incorporated herein by reference. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed. These matters will be subject to resolution in accordance with the Bankruptcy Code and applicable orders of the Bankruptcy Court.
As part of the Chapter 11 Cases, parties believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. Pursuant to an order entered by the Bankruptcy Court, all proofs of claim must be filed with the Bankruptcy Court by September 9, 2020, except for claims by governmental units. Governmental units must file proofs of claim by November 16, 2020. As claims are filed, the claims will be reconciled to amounts recorded in liabilities subject to compromise in our condensed consolidated balance sheet. The Debtors may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.
SES Claim
On July 14, 2020, SES Americom, Inc. (“SES”) filed a proof of claim in the amount of $1.8 billion against each of the Debtors. SES asserts that the Debtors owe money (or will owe money) to SES pursuant to certain contractual and fiduciary obligations made in the context of the consortium agreement between Debtor Intelsat US LLC, SES, and other satellite operators (the “Consortium Agreement”). SES believes it is entitled to 50% of the combined payments that may eventually be payable to the Debtors and SES pursuant to the FCC Final Order, which provides for Acceleration Payments subject to the satisfaction of certain deadlines and other conditions set forth therein. SES’s proof of claim alleges that the Debtors breached the Consortium Agreement by taking the position that the Debtors are not required to split Acceleration Payments with SES and the other members of the consortium. The proof of claim also alleges breach of fiduciary duties and unjust enrichment, and seeks monetary and punitive damages. We dispute the allegations in the proof of claim and intend to object to and vigorously litigate the claim. While the ultimate resolution of the claim is not currently predictable, if there is an adverse ruling, the ruling could constitute a material adverse outcome on our future consolidated financial condition.
Other Litigation Matters
We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any of those pending proceedings would have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes or additions to the risk factors previously disclosed in Part I—Item 1A—Risk Factors of our 2019 Annual Report, as supplemented by Part II—Item 1A—Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 4, 2020.
Given the technical and operational challenges to clearing transmissions in the lower 300 MHz of the C-band spectrum in the contiguous United States on an accelerated basis, there is risk in our ability to meet the deadlines set forth in the FCC Final Order required to receive Acceleration Payments. If we were ultimately to fail to receive the Acceleration Payments, this could have a material and adverse effect on our financial condition and prospects.
On March 3, 2020, the FCC Final Order was issued regarding the clearing process for the 3.7-4.2 GHz C-band spectrum in the U.S. by FSS operators and terrestrial mobile services providers. The FCC Final Order sets forth, among other things, the FCC’s intention to hold a public auction of the C-band spectrum in December 2020 and provides for Acceleration Payments for FSS operators to clear a portion of the C-band spectrum on an accelerated basis. The Company is eligible to receive Acceleration Payments of approximately $1.2 billion and $3.7 billion for transmission clearing on December 5, 2021 and December 5, 2023, respectively, subject to the satisfaction of certain conditions set forth in the FCC Final Order. On May 26, 2020, the Company filed a written commitment with the FCC to accelerate clearing of the C-band spectrum in the U.S., and on June 19, 2020, the Company filed its initial C-band spectrum transition plan with the FCC. The final transition plan is due to be filed with the FCC on or before August 14, 2020.

While the FCC has indicated its intention to hold a public auction of the spectrum in December 2020, we can provide no assurances as to the actual timing of any auction of spectrum conducted by the FCC, the result of any such auction, or the terms of our final transition plan to be accepted by the FCC. These matters are not fully within the control of the Company.
There are a number of technical challenges to making C-band spectrum available for terrestrial mobile services. In addition to the procurement and launch of seven new satellites, the technical solutions we are implementing include, without limitation, moving services and customers to another portion of the licensed C-band spectrum, implementing filters at earth station antennas, and relocating earth station antennas, all of which result in significant costs. While the FCC’s Final Order addresses reimbursement of such costs, we can provide no assurance that all such costs would actually be reimbursed.
Our ability to meet the deadlines set forth in the FCC Final Order for clearing the C-band spectrum is subject to many factors outside our control, including without limitation, manufacturing and implementation delays resulting from the COVID-19 pandemic. Given the technical challenges and factors outside our control, there is risk as to the Company’s ability to meet the FCC conditions and deadlines in order to receive the Acceleration Payments. If the Company were ultimately to fail to receive the Acceleration Payments, this could have a material and adverse effect on the Company’s financial condition and prospects.

Item 6. Exhibits

Exhibit No.	Document Description
3.1
Consolidated Articles of Incorporation of Intelsat S.A., as amended on June 16, 2020 (incorporated by reference to Exhibit 99.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 001-35878, filed on June 18, 2020).

4.1
Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8½% Senior Notes due 2024, dated as of April 24, 2020, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Virginia Holdings LLC, as New Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed on June 4, 2020).

4.2
Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9¾% Senior Notes due 2025, dated as of April 24, 2020, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Virginia Holdings LLC, as New Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed on June 4, 2020).

4.3
Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8% Senior Secured Notes due 2024, dated as of April 24, 2020, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Virginia Holdings LLC, as New Guarantor, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed on June 4, 2020).

4.4
Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9½% Senior Secured Notes due 2022, dated as of April 24, 2020, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Virginia Holdings LLC, as New Guarantor, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed on June 4, 2020).

4.5
Seventh Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 5½% Senior Notes due 2023, dated as of April 24, 2020, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Virginia Holdings LLC, as New Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed on June 4, 2020).

10.1
Supplement No. 4 to Guarantee, dated as of April 24, 2020, to the Guarantee dated as of January 12, 2011, by and between Intelsat Virginia Holdings LLC, as New Guarantor, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed on June 4, 2020).

10.2
Supplement No. 4 to Security and Pledge Agreement, dated as of April 24, 2020, to the Security and Pledge Agreement, dated as of January 12, 2011, by and among Intelsat Jackson Holdings S.A., Intelsat Virginia Holdings LLC, as New Guarantor, Bank of America, N.A., as Administrative Agent, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed on June 4, 2020).

10.3
Collateral Agency and Intercreditor Joinder, dated as of April 24, 2020, by and among Intelsat Connect Finance S.A., Intelsat Jackson Holdings S.A., the other grantors from time to time party thereto, Bank of America, N.A., as Administrative Agent under the Existing Credit Agreement, each additional First Lien Representative from time to time party thereto, each Second Lien Representative from time to time party thereto, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed on June 4, 2020).

10.4	Intelsat S.A.’s 2020 Key Employee Incentive Plan (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 001-35878, filed on May 1, 2020).†
10.5	Intelsat S.A.’s Form of Retention Agreement (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 001-35878, filed on May 1, 2020).†
10.6
Superpriority Secured Debtor In Possession Credit Agreement, dated as of June 17, 2020, by and among Intelsat Jackson Holdings S.A., as borrower, the guarantor parties thereto, Credit Suisse AG, as administrative agent and collateral agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 001-35878, filed on June 18, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Shareholders' Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.*
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

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

INTELSAT S.A.

Date: August 6, 2020	By	/s/ STEPHEN SPENGLER
Stephen Spengler
Chief Executive Officer

Date: August 6, 2020	By	/s/ DAVID TOLLEY
David Tolley
Executive Vice President and Chief Financial Officer