Form 10-Q
period 2020-09-30
Intelsat S.A.
filed 2020-11-05
CIK 1525773

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
For the quarterly period ended September 30, 2020
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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 3, 2020, 142,145,054 common shares of the registrant were outstanding, with a nominal value of $0.01 per share.
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
Forward-looking statements reflect our intentions, plans, expectations, anticipations, projections, estimations, predictions, outlook, assumptions and beliefs about future events. These forward-looking statements speak only as of their dates and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Part I—Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), as supplemented by the risks discussed in Part II—Item 1A—Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and Part II—Item 1A—Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, the political, economic, regulatory and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.
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
•our ability to consummate the Company’s transaction through which we expect to purchase the equity of Gogo Inc.’s (“Gogo”) commercial aviation business (the “Gogo Transaction”), including without limitation the receipt of certain regulatory approvals and potential further approvals by the Bankruptcy Court (as defined below);
•our expectations as to the timing, benefits, and impact on our future financial performance associated with the Gogo Transaction;
•our ability to successfully integrate Gogo’s commercial aviation business (including without limitation, the achievement of synergies and cost reductions);
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
INTELSAT S.A. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2019	September 30, 2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$810,626	$1,001,000
Restricted cash	20,238	19,350
Receivables, net of allowances of $40,028 in 2019 and $29,838 in 2020	255,722	215,725
Contract assets	47,721	40,479
Prepaid expenses and other current assets	39,230	104,838
Total current assets	1,173,537	1,381,392
Satellites and other property and equipment, net	4,702,063	4,696,123
Goodwill	2,620,627	2,620,627
Non-amortizable intangible assets	2,452,900	2,440,700
Amortizable intangible assets, net	276,752	253,425
Contract assets, net of current portion	74,109	57,715
Other assets	504,394	564,434
Total assets	$11,804,382	$12,014,416
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$88,107	$172,271
Taxes payable	6,402	8,223
Employee related liabilities	44,648	35,371
Accrued interest payable	308,657	13,837
Current portion of long-term debt	—	5,400,953
Contract liabilities	137,706	127,879
Deferred satellite performance incentives	42,835	42,337
Other current liabilities	62,446	58,416
Total current liabilities	690,801	5,859,287
Long-term debt	14,465,483	—
Contract liabilities, net of current portion	1,113,450	1,060,732
Deferred satellite performance incentives, net of current portion	175,837	146,559
Deferred income taxes	55,171	63,922
Accrued retirement benefits, net of current portion	125,511	113,258
Other long-term liabilities	166,977	224,728
Liabilities subject to compromise	—	10,170,344
Shareholders’ deficit:
Common shares, nominal value $0.01 per share	1,411	1,421
Paid-in capital	2,565,696	2,572,324
Accumulated deficit	(7,503,830)	(8,144,803)
Accumulated other comprehensive loss	(63,135)	(61,191)
Total Intelsat S.A. shareholders’ deficit	(4,999,858)	(5,632,249)
Noncontrolling interest	11,010	7,835
Total liabilities and shareholders’ deficit	$11,804,382	$12,014,416
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Revenue	$506,658	$489,449	$1,544,514	$1,430,303
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	104,743	120,267	305,595	331,771
Selling, general and administrative	60,750	69,215	168,263	214,586
Depreciation and amortization	161,536	162,573	496,438	488,235
Satellite impairment loss	—	—	381,565	—
Impairment of non-amortizable intangible and other assets	—	—	—	46,243
Total operating expenses	327,029	352,055	1,351,861	1,080,835
Income from operations	179,629	137,394	192,653	349,468
Interest expense, net	315,964	138,075	953,246	678,937
Other income (expense), net	(5,115)	3,067	(32,374)	8,564
Reorganization items	—	(36,367)	—	(335,059)
Loss before income taxes	(141,450)	(33,981)	(792,967)	(655,964)
Provision for (benefit from) income taxes	6,248	(18,650)	3,884	(17,691)
Net loss	(147,698)	(15,331)	(796,851)	(638,273)
Net income attributable to noncontrolling interest	(594)	(600)	(1,785)	(1,784)
Net loss attributable to Intelsat S.A.	$(148,292)	$(15,931)	$(798,636)	$(640,057)
Net loss per common share attributable to Intelsat S.A.:
Basic	$(1.05)	$(0.11)	$(5.70)	$(4.51)
Diluted	$(1.05)	$(0.11)	$(5.70)	$(4.51)
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Net loss	$(147,698)	$(15,331)	$(796,851)	$(638,273)
Other comprehensive income (loss), net of tax:
Defined benefit retirement plans:
Reclassification adjustment for amortization of unrecognized prior service credits, net of tax included in other income (expense), net	(625)	(626)	(1,877)	(1,878)
Reclassification adjustment for amortization of unrecognized actuarial loss, net of tax included in other income (expense), net	736	1,274	2,207	3,822
Adoption of ASU 2018-02 (see Note 13—Income Taxes)	—	—	(16,191)	—
Other comprehensive income (loss)	111	648	(15,861)	1,944
Comprehensive loss	(147,587)	(14,683)	(812,712)	(636,329)
Comprehensive income attributable to noncontrolling interest	(594)	(600)	(1,785)	(1,784)
Comprehensive loss attributable to Intelsat S.A.	$(148,181)	$(15,283)	$(814,497)	$(638,113)
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands, except where otherwise noted)

	Common Shares
	Number of Shares (in millions)	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Intelsat S.A. Shareholders’ Deficit	Noncontrolling Interest
Balance at December 31, 2018	138.0	$1,380	$2,551,471	$(6,606,426)	$(43,430)	$(4,097,005)	$14,396
Net income (loss)	—	—	—	(120,622)	—	(120,622)	580
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,925)
Share-based compensation	2.6	26	2,913	—	—	2,939	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	110	110	—
Adoption of ASU 2018-02 (see Note 13—Income Taxes)	—	—	—	16,191	(16,191)	—	—
Balance at March 31, 2019	140.6	$1,406	$2,554,384	$(6,710,857)	$(59,511)	$(4,214,578)	$13,051
Net income (loss)	—	—	—	(529,722)	—	(529,722)	610
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,469)
Share-based compensation	0.1	1	3,586	—	—	3,587	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	109	109	—
Balance at June 30, 2019	140.7	$1,407	$2,557,970	$(7,240,579)	$(59,402)	$(4,740,604)	$12,192
Net income (loss)	—	—	—	(148,292)	—	(148,292)	594
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,436)
Share-based compensation	0.3	3	4,676	—	—	4,679	—
Postretirement/pension liability adjustment, net of tax	—	—	—		111	111	—
Balance at September 30, 2019	141.0	$1,410	$2,562,646	$(7,388,871)	$(59,291)	$(4,884,106)	$11,350
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands, except where otherwise noted)

	Common Shares
	Number of Shares (in millions)	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Intelsat S.A. Shareholders’ Deficit	Noncontrolling Interest
Balance at December 31, 2019	141.1	$1,411	$2,565,696	$(7,503,830)	$(63,135)	$(4,999,858)	$11,010
Net income (loss)	—	—	—	(218,771)	—	(218,771)	556
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,879)
Share-based compensation	1.0	10	971	—	—	981	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	648	648	—
Adoption of ASU 2016-13 (see Note 1—General)	—	—	—	(916)	—	(916)	—
Balance at March 31, 2020	142.1	$1,421	$2,566,667	$(7,723,517)	$(62,487)	$(5,217,916)	$9,687
Net income (loss)	—	—	—	(405,355)	—	(405,355)	628
Share-based compensation	—	—	2,737	—	—	2,737	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	648	648	—
Balance at June 30, 2020	142.1	$1,421	$2,569,404	$(8,128,872)	$(61,839)	$(5,619,886)	$10,315
Net income (loss)	—	—	—	(15,931)	—	(15,931)	600
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(3,080)
Share-based compensation	—	—	2,920	—	—	2,920	—
Postretirement/pension liability adjustment, net of tax	—	—	—		648	648	—
Balance at September 30, 2020	142.1	$1,421	$2,572,324	$(8,144,803)	$(61,191)	$(5,632,249)	$7,835
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Cash flows from operating activities:
Net loss	$(796,851)	$(638,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	496,438	488,235
Provision for doubtful accounts	13,429	36,360
Foreign currency transaction loss	5,119	7,330
Loss on disposal of assets	171	—
Satellite impairment loss	381,565	—
Impairment of non-amortizable intangible and other assets	—	46,243
Share-based compensation	10,215	9,399
Deferred income taxes	(1,029)	4,720
Amortization of discount, premium, issuance costs and related costs	31,011	19,689
Non-cash reorganization items	—	196,974
Debtor-in-possession financing fees	—	52,182
Amortization of actuarial loss and prior service credits for retirement benefits	336	1,976
Unrealized losses on derivative financial instruments	21,104	372
Unrealized losses on investments and loans held-for-investment	36,482	721
Sales-type lease	7,064	—
Other non-cash items	(82)	—
Changes in operating assets and liabilities:
Receivables	(4,015)	2,769
Prepaid expenses, contract and other assets	(7,556)	(67,253)
Accounts payable and accrued liabilities	2,933	60,624
Accrued interest payable	(1,076)	48,713
Contract liabilities	(17,336)	(62,737)
Accrued retirement benefits	(9,616)	(12,253)
Other long-term liabilities	(4,877)	(1,062)
Net cash provided by operating activities	163,429	194,729
Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(202,265)	(419,952)
Origination of loans held-for-investment	(19,424)	(2,300)
Proceeds from loans held-for-investment	—	973
Capital contribution to unconsolidated affiliate (including capitalized interest)	(338)	(2,692)
Other proceeds from satellites	7,500	5,625
Net cash used in investing activities	(214,527)	(418,346)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	400,000	—
Debt issuance costs	(4,650)	—
Proceeds from debtor-in-possession financing	—	500,000
Debtor-in-possession financing fees	—	(52,182)
Principal payments on deferred satellite performance incentives	(20,991)	(25,428)
Dividends paid to noncontrolling interest	(4,830)	(4,959)
Proceeds from exercise of employee stock options	989	—
Other financing activities	298	—
Net cash provided by financing activities	370,816	417,431
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,241)	(4,328)
Net change in cash, cash equivalents and restricted cash	317,477	189,486
Cash, cash equivalents, and restricted cash, beginning of period	507,157	830,864
Cash, cash equivalents, and restricted cash, end of period	$824,634	$1,020,350

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Supplemental cash flow information:
Cash paid for reorganization items included in cash flows from operating activities	$—	$53,983
Interest paid, net of amounts capitalized	840,180	532,234
Income taxes paid, net of refunds	9,284	4,717
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$3,825	$51,221
Conversion of loans held-for-investment to equity securities	—	4,802
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020
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
Impact of COVID-19 on the Company
As a result of the novel coronavirus (“COVID-19”) pandemic, in the first, second and third quarters of 2020, in an effort to safeguard public health, governments around the world, including United States (“U.S.”) federal, state and local governments, implemented a number of orders and restrictions on travel and businesses, among other things. Some of these measures remain in effect and have negatively impacted the U.S. and other economies around the world in the short-term, while the long-term economic impact of COVID-19 remains unknown.
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
Gogo Inc. Transaction
On August 31, 2020, following approval from the U.S. Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”), Intelsat Jackson and Gogo Inc., a Delaware corporation (“Gogo”), entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with respect to Gogo’s commercial aviation business for $400.0 million in cash, subject to customary adjustments (the “Purchase Price”). The transaction further propels the Company’s efforts in the growing commercial in-flight connectivity market, pairing our high-capacity global satellite and ground network with Gogo’s installed base of more than 3,000 commercial aircraft to redefine the connectivity experience.

We expect to fund the Purchase Price with proceeds from our existing DIP Facility (as defined below) and cash on hand. In connection therewith, on August 24, 2020, the DIP Debtors and DIP Lenders (each as defined below) entered into an amendment (“DIP Amendment No. 1”) to the DIP Credit Agreement (as defined below), in connection with the transactions contemplated by the Purchase and Sale Agreement (the “Gogo Transaction”). DIP Amendment No. 1 was approved by the Bankruptcy Court on August 31, 2020. The Gogo Transaction is expected to close before the end of the first quarter of 2021, subject to the receipt of certain regulatory approvals and the satisfaction or waiver of certain other customary closing conditions.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the total sum of these amounts reported in our condensed consolidated statements of cash flows (in thousands):

	As of December 31, 2019	As of September 30, 2020
Cash and cash equivalents	$810,626	$1,001,000
Restricted cash	20,238	19,350
Cash, cash equivalents and restricted cash	$830,864	$1,020,350
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting For Income Taxes (“ASU 2019-12”). The standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 will be effective for the Company for annual periods in fiscal years beginning after December 15, 2020. We are in the process of evaluating the impact that ASU 2019-12 will have on our condensed consolidated financial statements and associated disclosures.
Note 2 Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters
Voluntary Reorganization under Chapter 11
On May 13, 2020, Intelsat S.A. and certain of its subsidiaries (each, a “Debtor” and collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under title 11 of the United States Code (the “Bankruptcy Code”) in the Bankruptcy Court. Primary factors causing us to file for Chapter 11 protection included the Company’s intention to participate in the accelerated clearing process of C-band spectrum set forth in the U.S. Federal Communications Commission’s (“FCC”) March 3, 2020 final order (the “FCC Final Order”), requiring the Company to incur significant costs related to clearing activities well in advance of receiving reimbursement for such costs and the need for additional financing to fund the C-band clearing process, service our current debt obligations, and meet our operating requirements, as well as the economic slowdown impacting the Company and several of its end markets due to the COVID-19 pandemic. On August 14, 2020, the Company filed its final C-band spectrum transition plan with the FCC. On September 17, 2020, the Company announced it finalized all of its required contracts with satellite manufacturers and launch-vehicle providers to move forward and meet the accelerated C-band spectrum clearing timelines established by the FCC.
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
On June 9, 2020, Intelsat Jackson received approval from the Bankruptcy Court (the “DIP Order”) to enter into a non-amortizing multiple draw superpriority secured debtor-in-possession term loan facility (the “DIP Facility”), in an aggregate principal amount of $1.0 billion on the terms and conditions as set forth in the DIP Facility credit agreement (the “DIP Credit Agreement”) with certain of the Debtors’ prepetition secured parties (the “DIP Lenders”), and on June 17, 2020, Intelsat Jackson and certain of its subsidiaries as guarantors (together with Intelsat Jackson, the “DIP Debtors”) entered into the DIP Credit Agreement with the DIP Lenders, as amended by DIP Amendment No. 1 (see Note 1—General—Gogo Inc. Transaction), which was approved by the Bankruptcy Court on August 31, 2020. For additional information regarding the DIP Facility, DIP Credit Agreement and DIP Amendment No. 1, see Note 11—Debt.
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
While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make monthly interest payments on their senior secured debt instruments pursuant to the adequate protection requirements under the DIP Order. For the three and nine months ended September 30, 2020, the contractual interest expense pursuant to our unsecured debt instruments that was not recognized in our condensed consolidated statements of operations was $196.4 million and $298.9 million, respectively.
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
Delisting of Intelsat S.A. Common Shares
On May 20, 2020, the New York Stock Exchange (“NYSE”) filed a Form 25 with the SEC to delist the Company’s common shares, $0.01 par value from the NYSE. The delisting became effective 10 days after the Form 25 was filed. The deregistration of the common shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) became effective 90 days after the filing date of the Form 25. The common shares remain registered under Section 12(g) of the Exchange Act. The Company’s common shares began trading on the OTC Pink Marketplace on May 19, 2020 under the symbol “INTEQ.”
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
Liabilities subject to compromise consisted of the following (in thousands):

As of September 30, 2020
Accounts payable	$9,874
Debt subject to comprise	9,782,161
Accrued interest on debt subject to compromise	341,676
Other long-term liabilities subject to compromise	36,633
Total liabilities subject to compromise	$10,170,344
Reorganization Items
The expenses, gains and losses directly and incrementally resulting from the Chapter 11 Cases are separately reported as reorganization items in our condensed consolidated statements of operations.
Reorganization items consisted of the following (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Adjustment of debt discount, premium and issuance costs	$—	$196,974
Debtor-in-possession financing fees	—	52,182
Professional fees	36,262	85,233
Other reorganization costs	105	670
Total reorganization items	$36,367	$335,059
Going Concern
Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our condensed consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, that raised substantial doubt as to the Company’s ability to continue as a going concern. As reflected in our condensed consolidated financial statements, the Company had cash and cash equivalents of $1.0 billion and an accumulated deficit of $8.1 billion as of September 30, 2020. The Company generated income from operations of $349.5 million and a net loss of $638.3 million for the nine months ended September 30, 2020.
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
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. As such, we have reclassified all such debt obligations, other than debt subject to compromise, to current portion of long-term debt on our condensed consolidated balance sheet as of September 30, 2020. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Note 11—Debt.

Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Note 3 Share Capital
Under our Articles of Incorporation, we have an authorized share capital of $10.0 million, represented by 1.0 billion shares of any class with a nominal value of $0.01 per share. At September 30, 2020, there were approximately 142.1 million common shares issued and outstanding.
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
For the three months ended September 30, 2019 and 2020, we recognized revenue of $54.8 million and $47.8 million, respectively, and for the nine months ended September 30, 2019 and 2020, we recognized revenue of $200.3 million and $185.5 million, respectively, that were included in the contract liability balances as of January 1, 2019 and 2020, respectively. In addition, the total amount of consideration included in contract assets as of January 1, 2019 and 2020 that became unconditional for the nine months ended September 30, 2019 and 2020 was $9.1 million and $15.1 million, respectively.
Assets Recognized from the Costs to Obtain a Customer Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that our sales incentive program meets the requirements to be capitalized due to the incremental nature of the costs and the expectation that the Company will recover such costs. The assets recognized from the costs to obtain a customer contract are amortized over a period that is consistent with the transfer to the customer of the services to which the asset relates. We capitalized $1.7 million and $1.5 million for our sales incentive program and amortized $1.2 million and $1.1 million for the three months ended September 30, 2019 and 2020, respectively, and we capitalized $5.7 million and $3.9 million for our sales incentive program and amortized $4.7 million and $3.9 million for the nine months ended September 30, 2019 and 2020, respectively. As of December 31, 2019 and September 30, 2020, capitalized costs relating to our sales incentive program were $9.4 million and $9.5 million, respectively, which were included within other assets in our condensed consolidated balance sheets.
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
Remaining Performance Obligations
Our remaining performance obligation is our expected future revenue under our existing customer contracts and includes both cancelable and non-cancelable contracts. Our remaining performance obligation was approximately $6.1 billion as of September 30, 2020, approximately 92% of which related to contracts that were non-cancelable and approximately 8% of which related to contracts that were cancelable subject to substantial termination fees. We assess the contract term of our cancelable contracts as the full stated term of the contract assuming each contract is not canceled since the termination penalty upon cancellation is substantive. As of September 30, 2020, the weighted average remaining customer contract life was approximately 4.0 years. Approximately 29%, 27%, and 44% of our total remaining performance obligation as of September 30, 2020 is expected to be recognized as revenue during 2020 and 2021, 2022 and 2023, and 2024 and thereafter, respectively. The amount included in the remaining performance obligation represents the full-service charge for the duration of the contract and does not include termination fees. The amount of the termination fees, which is not included in the remaining performance obligation amount, is generally calculated as a percentage of the remaining performance obligation associated with the contract. In certain cases of breach for non-payment or customer financial distress or bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our remaining performance obligation includes 100% of the remaining performance obligation of our consolidated ownership interests, which is consistent with the accounting for our ownership interest in these entities.
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
The following table disaggregates revenue by billing region (in thousands, except percentages):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2020
North America	$271,001	53%	$266,516	54%	$804,014	52%	$758,999	53%
Europe	60,708	12%	54,082	11%	186,497	12%	160,866	11%
Latin America and Caribbean	56,702	11%	52,474	11%	183,045	12%	157,956	11%
Africa and Middle East	61,080	12%	60,349	12%	185,186	12%	181,151	13%
Asia-Pacific	57,167	11%	56,028	11%	185,772	12%	171,331	12%
Total	$506,658		$489,449		$1,544,514		$1,430,303
The following table disaggregates revenue by type of service (in thousands, except percentages):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2020
On-Network Revenues
Transponder services	$364,312	72%	$353,758	72%	$1,111,182	72%	$1,028,692	72%
Managed services	93,080	18%	69,438	14%	277,616	18%	226,749	16%
Channel	601	—%	280	—%	1,877	—%	1,096	—%
Total on-network revenues	457,993	90%	423,476	87%	1,390,675	90%	1,256,537	88%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	39,129	8%	54,478	11%	126,704	8%	141,783	10%
Satellite-related services	9,536	2%	11,495	2%	27,135	2%	31,983	2%
Total off-network and other revenues	48,665	10%	65,973	13%	153,839	10%	173,766	12%
Total	$506,658		$489,449		$1,544,514		$1,430,303
By customer application, our revenues from network services, media, government and satellite-related services were $180.8 million, $222.9 million, $95.7 million and $7.3 million, respectively, for the three months ended September 30, 2019, as compared to $169.6 million, $203.5 million, $108.0 million and $8.3 million, respectively, for the three months ended September 30, 2020. Revenues from network services, media, government and satellite-related services were $570.2 million, $672.3 million, $282.3 million and $19.7 million, respectively, for the nine months ended September 30, 2019, as compared to $495.7 million, $611.9 million, $299.9 million and $22.8 million, respectively, for the nine months ended September 30, 2020.
Our largest customer accounted for approximately 15% and 14% of our revenue during the three months ended September 30, 2019 and 2020, respectively, and 15% and 14% during the nine months ended September 30, 2019 and 2020, respectively. Our ten largest customers accounted for approximately 42% and 43% of our revenue during the three months ended September 30, 2019 and 2020, respectively, and approximately 40% and 41% during the nine months ended September 30, 2019 and 2020, respectively.
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

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data or where otherwise noted):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Numerator:
Net loss attributable to Intelsat S.A.	$(148,292)	$(15,931)	$(798,636)	$(640,057)
Denominator:
Basic weighted average shares outstanding (in millions)	140.9	142.1	140.1	141.9
Diluted weighted average shares outstanding (in millions):	140.9	142.1	140.1	141.9
Basic EPS	$(1.05)	$(0.11)	$(5.70)	$(4.51)
Diluted EPS	$(1.05)	$(0.11)	$(5.70)	$(4.51)
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
Due to a net loss for each of the three and nine months ended September 30, 2019 and 2020, there were no dilutive securities, and therefore, basic and diluted EPS were the same. The weighted average number of common shares that could potentially dilute basic EPS in the future was 26.5 million and 22.3 million for the three months ended September 30, 2019 and 2020, respectively, and 26.8 million and 22.3 million for the nine months ended September 30, 2019 and 2020, respectively, primarily consisting of the 2025 Convertible Notes.
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
Recurring Fair Value Measurements
The tables below present assets measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy (in thousands). No transfers between Level 1, Level 2 and Level 3 fair value measurements occurred for the nine months ended September 30, 2020.

		Fair Value Measurements as of December 31, 2019
Description	As of December 31, 2019	Level 1	Level 2	Level 3
Assets
Marketable securities(1)	$5,145	$5,145	$—	$—
Undesignated interest rate cap contracts(2)	372	—	372	—
Common stock warrant(3)	3,239	—	—	3,239
Total assets	$8,756	$5,145	$372	$3,239

		Fair Value Measurements as of September 30, 2020
Description	As of September 30, 2020	Level 1	Level 2	Level 3
Assets
Marketable securities(1)	$4,823	$4,823	$—	$—
Common stock warrant(3)	3,239	—	—	3,239
Total assets	$8,062	$4,823	$—	$3,239

(1)The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, we have classified such investments within Level 1 of the fair value hierarchy. The cost basis of our marketable securities was $4.3 million and $3.9 million as of December 31, 2019 and September 30, 2020, respectively. We sold marketable securities with a cost basis of $0.1 million resulting in a nominal gain during each of the three months ended September 30, 2019 and 2020. We sold marketable securities with a cost basis of $0.6 million and $0.5 million resulting in a nominal gain during each of the nine months ended September 30, 2019 and 2020, respectively. These amounts are included in other income (expense), net in our condensed consolidated statements of operations.
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
The following table presents a reconciliation of the preferred and common stock warrants which are measured and recorded at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Balance as of beginning of period	$247	$3,239	$4,100	$3,239
Unrealized loss included in other income (expense), net	(247)	—	(4,100)	—
Balance as of end of period	$—	$3,239	$—	$3,239
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
The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future years. The impact on the funded status is determined based upon market conditions in effect when we completed our annual valuation. For the nine months ended September 30, 2020, we made cash contributions to the defined benefit retirement plan of $3.1 million. We anticipate that our remaining contributions to the defined benefit retirement plan in 2020 will be approximately $0.9 million. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2020 will be approximately $2.9 million.
Included in accumulated other comprehensive loss at September 30, 2020 was $94.4 million ($63.0 million, net of tax) that has not yet been recognized in net periodic benefit cost.
The tables below show the components of net periodic benefit cost (income) for the three and nine months ended September 30, 2019 and 2020 (in thousands). These amounts are recognized in other income (expense), net in the condensed consolidated statements of operations.

	Pension Benefits
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Interest cost	$3,848	$2,962	$11,543	$8,888
Expected return on plan assets	(5,873)	(5,810)	(17,618)	(17,431)
Amortization of unrecognized net loss	1,055	1,600	3,166	4,799
Net periodic benefit income	$(970)	$(1,248)	$(2,909)	$(3,744)

	Other Postretirement Benefits
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Interest cost	$383	$266	$1,149	$798
Amortization of unrecognized prior service credits	(636)	(636)	(1,908)	(1,908)
Amortization of unrecognized net gain	(307)	(305)	(922)	(915)
Net periodic benefit income	$(560)	$(675)	$(1,681)	$(2,025)
(b) Other Retirement Plans
We maintain a defined contribution retirement plan qualified under the provisions of Section 401(k) of the Internal Revenue Code for our employees in the United States. We have received authorization from the Bankruptcy Court to continue making our contributions in the ordinary course during the Chapter 11 Cases. We recognized compensation expense for this plan of $2.1 million and $2.2 million for the three months ended September 30, 2019 and 2020, respectively, and $6.4 million and $6.7 million for the nine months ended September 30, 2019 and 2020, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.
Note 8 Satellites and Other Property and Equipment
(a) Satellites and Other Property and Equipment, net
Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2019	As of September 30, 2020
Satellites and launch vehicles	$10,407,690	$10,361,059
Information systems and ground segment	968,482	1,020,132
Buildings and other	280,109	288,484
Total cost	11,656,281	11,669,675
Less: accumulated depreciation	(6,954,218)	(6,973,552)
Total	$4,702,063	$4,696,123
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
Satellites and other property and equipment, net of accumulated depreciation, included construction-in-progress of $191.5 million and $606.5 million as of December 31, 2019 and September 30, 2020, respectively. These amounts relate primarily to satellites under construction and related launch services. As of September 30, 2020, we incurred C-band clearing related costs and expenses of $312.1 million, of which $311.6 million is capitalized and expected to be reimbursable under the FCC Final Order. Of this capitalized amount, $288.2 million, $0.4 million, and $22.9 million is capitalized as satellites and other property and equipment, net of accumulated depreciation, other current assets, and other assets, respectively, in the condensed consolidated balance sheets.
Interest costs of $9.6 million and $10.5 million were capitalized for the three months ended September 30, 2019 and 2020, respectively, and $26.7 million and $20.7 million were capitalized for the nine months ended September 30, 2019 and 2020, respectively. Additionally, depreciation expense was $152.7 million and $154.4 million for the three months ended September 30, 2019 and 2020, respectively, and $470.4 million and $463.3 million for the nine months ended September 30, 2019 and 2020, respectively.
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
(b) Satellite Launches
Galaxy 30, the first satellite in Intelsat’s Galaxy fleet refresh plan, was successfully launched on August 15, 2020. Galaxy 30 will replace Galaxy 14 at 125ºW serving media customers in the North America region. Galaxy 30 is the first four-frequency Intelsat satellite with C-, Ku-, Ka- and L-band capabilities. In addition, Galaxy 30 will offer broadband, mobility and network services to mobile network, enterprise and government customers in the North America region. The satellite will also play an important role in the Company’s U.S. C-band spectrum transition plan, and is expected to enter into service in early 2021.
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
We have determined that this joint venture meets the criteria of a VIE under ASC 810, and we have concluded that we are the primary beneficiary because decisions relating to any future relocation of the Horizons 2 satellite, the most significant asset of the joint venture, are effectively controlled by us. In accordance with ASC 810, as the primary beneficiary, we consolidate Horizons Holdings within our condensed consolidated financial statements. Total assets of Horizons Holdings were $22.2 million and $16.8 million as of December 31, 2019 and September 30, 2020, respectively. Total liabilities were nominal as of December 31, 2019 and $1.1 million as of September 30, 2020.
We have a revenue sharing agreement with JSAT related to services sold on the Horizons 1 and Horizons 2 satellites. We are responsible for billing and collection for such services, and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons 1 and Horizons 2 satellites were $1.6 million and $2.1 million as of December 31, 2019 and September 30, 2020, respectively.
(b) Horizons-3 Satellite LLC
On November 4, 2015, we entered into an additional joint venture agreement with JSAT. The joint venture, Horizons 3, was formed for the purpose of developing, launching, managing, operating and owning a high-performance satellite located at the 169ºE orbital location.
Horizons 3, which is 50% owned by each of Intelsat and JSAT, was set up with joint sharing of management authority and equal rights to profits and revenues from the joint venture. Similar to Horizons Holdings, we have a revenue sharing agreement with JSAT related to services sold on the Horizons 3e satellite. In addition, we are responsible for billing and collection for such services, and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons 3e satellite were $3.3 million and $4.5 million as of December 31, 2019 and September 30, 2020, respectively.
We have determined that this joint venture meets the criteria of a VIE under ASC 810; however, we have concluded that we are not the primary beneficiary and therefore do not consolidate Horizons 3. The assessment considered both quantitative and qualitative factors, including an analysis of voting power and other means of control of the joint venture, as well as each owner’s exposure to risk of loss or gain. Because we and JSAT equally share control over the operations of the joint venture and also equally share exposure to risk of losses or gains, we concluded that we are not the primary beneficiary of Horizons 3. Our investment, included within other assets in our condensed consolidated balance sheets, is accounted for using the equity method of accounting. The investment balance, which is equivalent to our maximum exposure to loss, was $110.2 million and $103.8 million as of December 31, 2019 and September 30, 2020, respectively. The investment balance exceeded our equity in the net assets of Horizons 3 by $11.6 million and $11.1 million as of December 31, 2019 and September 30, 2020, respectively. This basis difference represents the capitalized interest that we incurred in relation to financing our investment and we recognize it as a reduction of our equity in earnings of Horizons 3 on a straight-line basis over the life of the satellite. We recognized a nominal amount of equity in earnings of Horizons 3 in other income (expense), net for each of the three and nine months ended September 30, 2019 and 2020.
In connection with our investment in Horizons 3, we entered into a capital contribution and subscription agreement, which requires us to fund our 50% share of amounts due thereunder in order to maintain our 50% interest in the joint venture. Pursuant to this agreement, we made contributions of $5.0 million for the year ended December 31, 2019 and $2.7 million during the nine months ended September 30, 2020. We received distributions of $5.0 million for the year ended December 31, 2019 and $9.0 million for the nine months ended September 30, 2020. The Company utilizes the cumulative earnings approach to determine whether distributions received from equity method investees are returns on investment or returns of investment. In addition, our indirect subsidiary that holds our investment in Horizons 3 has entered into a security and pledge agreement with Horizons 3, pursuant to which it has granted a security interest in its membership interest in Horizons 3. Further, our indirect subsidiary has granted a security interest to Horizons 3 in its customer capacity contracts and its ownership interest in its wholly-owned subsidiary that holds the FCC license required for the joint venture’s operations.
The Horizons 3e satellite entered into service in January 2019. The Company purchases satellite capacity and related services from the Horizons 3 joint venture, and then sells that capacity to its customers. We incurred direct costs of revenue related to these purchases of $5.6 million and $4.9 million during the three months ended September 30, 2019 and 2020, respectively, and $14.8 million and $14.9 million during the nine months ended September 30, 2019 and 2020, respectively. The Company also sells managed ground network services to the Horizons 3 joint venture and provides program management services for a fee. We recorded an offset to direct costs of revenue related to the provision of these services of $1.8 million and $1.7 million during the three months ended September 30, 2019 and 2020, respectively, and $3.9 million and $5.2 million during the nine months ended September 30, 2019 and 2020, respectively. On the condensed consolidated balance sheets as of both December 31, 2019 and September 30, 2020, $0.5 million due from Horizons 3 was included in receivables and $1.7 million and $1.6 million, respectively, of amounts due to Horizons 3 were included in accounts payable and accrued liabilities.
(c) Investments in Equity Securities
The Company holds noncontrolling equity investments in seven separate privately held companies, including investments in equity securities without readily determinable fair values and common stock warrants.
In accordance with ASC 321, Investments—Equity Securities, we use the measurement alternative to measure the fair value of our investments in equity securities without readily determinable fair values. Accordingly, these investments are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We recorded impairment charges of $5.0 million and $34.1 million during the three and nine months ended September 30, 2019, respectively, and $0.1 million during the nine months ended September 30, 2020, with no amounts being recognized during the three months ended September 30, 2020. We recognized an increase in fair value relating to investments of $1.7 million during the three and nine months ended September 30, 2019, with no comparative amounts in 2020. These investments are recorded in other assets in our condensed consolidated balance sheets and had a total carrying value of $27.2 million and $31.9 million as of December 31, 2019 and September 30, 2020, respectively.
We measure our stock warrants at fair value (see Note 6—Fair Value Measurements and Note 12—Derivative Instruments and Hedging Activities for additional information). The warrants are recorded in other assets in our condensed consolidated balance sheets and had a cumulative fair value of $3.2 million as of both December 31, 2019 and September 30, 2020.
(d) Loan Receivables
The Company has loan receivables from three privately held companies that it is holding for long-term investment. These loan receivables are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the outstanding principal, adjusted for unamortized discounts and deferred transaction costs. The Company recognizes interest income on loan receivables using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective interest method.
Loan receivables are recorded in other assets in our condensed consolidated balance sheets at an amortized cost basis, net of allowance for credit losses, of $70.4 million and $68.8 million as of December 31, 2019 and September 30, 2020, respectively. These amounts were net of an allowance for credit losses of $4.6 million, unamortized discount of $3.0 million and $1.3 million, and unamortized deferred transaction costs of $1.0 million and $0.4 million as of the respective periods. As of December 31, 2019 and September 30, 2020, respectively, $1.5 million and $2.9 million of accrued interest related to our loan receivables was recorded in prepaid expenses and other current assets in our condensed consolidated balance sheets. We recognized interest income related to our loan receivables of $1.0 million and $2.9 million for the three and nine months ended September 30, 2020, respectively, with no comparative amounts for the three and nine months ended September 30, 2019.
A loan is determined to be impaired and placed on non-accrual status when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due under the contractual terms of the applicable loan agreement. We recognized impairment losses of $0.6 million related to loan receivables during the nine months ended September 30, 2020, with no comparable amounts for the three months ended September 30, 2020 and three and nine months ended September 30, 2019.
The fair value of loan receivables is evaluated on a loan-by-loan basis, and is determined based on assessments of discounted cash flows that are considered probable of collection. We consider these inputs to be Level 3 within the fair value hierarchy under ASC 820. The cumulative fair value of our loan receivables as of December 31, 2019 and September 30, 2020 was $69.3 million and $71.3 million, respectively.
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
The carrying amounts of goodwill consisted of the following (in thousands):

	As of December 31, 2019	As of September 30, 2020
Goodwill	$6,780,827	$6,780,827
Accumulated impairment losses	(4,160,200)	(4,160,200)
Net carrying amount	$2,620,627	$2,620,627

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
The carrying amounts of acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of December 31, 2019	As of September 30, 2020
Orbital locations	$2,387,700	$2,387,700
Trade name	65,200	53,000
Total non-amortizable intangible assets	$2,452,900	$2,440,700
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

The carrying amounts and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2019			As of September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(713,205)	$30,555	$743,760	$(720,292)	$23,468
Customer relationships	534,030	(287,833)	246,197	534,030	(304,073)	229,957
Total	$1,277,790	$(1,001,038)	$276,752	$1,277,790	$(1,024,365)	$253,425
Intangible assets are amortized based on the expected pattern of consumption. Amortization expense was $8.6 million and $7.8 million for the three months ended September 30, 2019 and 2020, respectively, and $25.8 million and $23.3 million for the nine months ended September 30, 2019 and 2020, respectively.
Note 11 Debt
As discussed in Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters, the filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. As such, we have reclassified all such debt obligations, other than debt subject to compromise, to current portion of long-term debt on our condensed consolidated balance sheet as of September 30, 2020. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make monthly interest payments on their senior secured debt instruments pursuant to the adequate protection requirements under the DIP Order.
The carrying values and fair values of our notes payable and debt were as follows (in thousands):

	As of December 31, 2019		As of September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
4.5% Convertible Senior Notes due June 2025 (1)	$402,500	$265,231	$402,500	$128,800
Unamortized prepaid debt issuance costs and discount on 4.5% Convertible Senior Notes	(133,310)	—	—	—
Total Intelsat S.A. obligations	269,190	265,231	402,500	128,800
Intelsat Luxembourg:
7.75% Senior Notes due June 2021 (1)	421,219	336,975	421,219	14,743
Unamortized prepaid debt issuance costs on 7.75% Senior Notes	(1,257)	—	—	—
8.125% Senior Notes due June 2023 (1)	1,000,000	590,000	1,000,000	35,000
Unamortized prepaid debt issuance costs on 8.125% Senior Notes	(5,838)	—	—	—
12.5% Senior Notes due November 2024 (1)	403,350	277,152	403,350	50,536
Unamortized prepaid debt issuance costs and discount on 12.5% Senior Notes	(184,344)	—	—	—
Total Intelsat Luxembourg obligations	1,633,130	1,204,127	1,824,569	100,279
Intelsat Connect Finance:
9.5% Senior Notes due February 2023 (1)	1,250,000	865,625	1,250,000	375,000
Unamortized prepaid debt issuance costs and discount on 9.5% Senior Notes	(27,741)	—	—	—
Total Intelsat Connect Finance obligations	1,222,259	865,625	1,250,000	375,000
Intelsat Jackson:
9.5% Senior Secured Notes due September 2022	490,000	562,275	490,000	531,650
Unamortized prepaid debt issuance costs and discount on 9.5% Senior Secured Notes	(11,204)	—	(8,459)	—
8% Senior Secured Notes due February 2024	1,349,678	1,380,046	1,349,678	1,368,236

	As of December 31, 2019		As of September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unamortized prepaid debt issuance costs and premium on 8% Senior Secured Notes	(3,903)	—	(3,286)	—
5.5% Senior Notes due August 2023 (1)	1,985,000	1,687,250	1,985,000	1,230,700
Unamortized prepaid debt issuance costs on 5.5% Senior Notes	(8,723)	—	—	—
9.75% Senior Notes due July 2025 (1)	1,885,000	1,729,488	1,885,000	1,232,319
Unamortized prepaid debt issuance costs on 9.75% Senior Notes	(20,487)	—	—	—
8.5% Senior Notes due October 2024 (1)	2,950,000	2,669,750	2,950,000	1,902,750
Unamortized prepaid debt issuance costs and premium on 8.5% Senior Notes	(12,916)	—	—	—
Senior Secured Credit Facilities due November 2023	2,000,000	1,985,000	2,000,000	1,980,000
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(22,149)	—	(18,290)	—
Senior Secured Credit Facilities due January 2024	395,000	398,950	395,000	391,050
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(1,600)	—	(1,331)	—
6.625% Senior Secured Credit Facilities due January 2024	700,000	712,250	700,000	707,000
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(2,832)	—	(2,359)	—
Superpriority Secured DIP Credit Facilities due July 2021	—	—	500,000	505,625
Total Intelsat Jackson obligations	11,670,864	11,125,009	12,220,953	9,849,330
Eliminations:
8.125% Senior Notes of Intelsat Luxembourg due June 2023 owned by Intelsat Jackson (1)	(111,663)	(65,881)	(111,663)	(3,908)
Unamortized prepaid debt issuance costs on 8.125% Senior Notes	652	—	—	—
12.5% Senior Notes of Intelsat Luxembourg due November 2024 owned by Intelsat Connect, Intelsat Jackson and Intelsat Envision (1)	(403,245)	(277,080)	(403,245)	(50,522)
Unamortized prepaid debt issuance costs and discount on 12.5% Senior Notes	184,296	—	—	—
Total eliminations:	(329,960)	(342,961)	(514,908)	(54,430)
Total Intelsat S.A. debt	14,465,483	13,117,031	15,183,114	10,398,979
Less: current portion of long-term debt	—	—	5,400,953	5,483,561
Less: debt included in liabilities subject to compromise	—	—	9,782,161	4,915,418
Total Intelsat S.A. long-term debt	$14,465,483	$13,117,031	$—	$—

(1)In connection with the Chapter 11 Cases, these balances have been reclassified as liabilities subject to compromise in our condensed consolidated balance sheet as of September 30, 2020. As of April 15, 2020, the Company ceased making principal and interest payments, and as of May 13, 2020 ceased accruing interest expense in relation to this long-term debt that was reclassified as liabilities subject to compromise. Further, $197.0 million of debt discount, premium and issuance costs related to these notes was included within reorganization items in the condensed consolidated statements of operations for the nine months ended September 30, 2020.
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
On August 24, 2020, the DIP Debtors and DIP Lenders entered into DIP Amendment No. 1 to the DIP Credit Agreement, in connection with the Gogo Transaction (see Note 1—General—Gogo Inc. Transaction for additional information). DIP Amendment No. 1 was approved by the Bankruptcy Court on August 31, 2020.
The foregoing descriptions of the DIP Credit Agreement and DIP Amendment No. 1 do not purport to be complete and are qualified in their entirety by reference to the full text of the DIP Credit Agreement and DIP Amendment No. 1, as applicable.
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
In addition, in April 2020, our LIBOR loans under the Intelsat Jackson Secured Credit Agreement were converted to Alternate Base Rate (“ABR”) loans. We expect to pay interest on the floating rate term loans under the Intelsat Jackson Secured Credit Agreement at the rate applicable to ABR loans.
Note 12 Derivative Instruments and Hedging Activities
Interest Rate Cap Contracts
As of December 31, 2019 and September 30, 2020, we held interest rate cap contracts with an aggregate notional value of $2.4 billion that mature in February 2021. These interest rate cap contracts, which were entered into in 2017 and amended in 2018, are designed to mitigate our risk of interest rate increases on the floating rate portion of our senior secured credit facilities (see Note 11—

Debt). The contracts have not been designated for hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and the changes in fair value of these instruments, net of payments received, are recognized in the condensed consolidated statements of operations during the period of change. We received $9.5 million in settlement payments related to the interest rate cap contracts for the nine months ended September 30, 2019 with no comparable amounts for the nine months ended September 30, 2020.
Preferred Stock Warrant and Common Stock Warrant
During 2017, we were issued a warrant to purchase preferred shares of one of our investments. We concluded that the warrant is a free-standing derivative in accordance with ASC 815. As of December 31, 2019 and September 30, 2020, the fair value of the preferred stock warrant was zero. During 2019, we were issued a warrant to purchase common shares of a separate investment. We concluded that the warrant is a free-standing derivative in accordance with ASC 815.
The following table sets forth the fair value of our derivatives by category (in thousands):

Derivatives not designated as hedging instruments	Classification	As of December 31, 2019	As of September 30, 2020
Common stock warrant	Other assets	$3,239	$3,239
Interest rate cap contracts	Other assets	372	—
Total derivatives		$3,611	$3,239
The following table sets forth the effect of the derivative instruments in our condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Classification	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Interest rate cap contracts	Loss included in interest expense, net	$(1,625)	$(23)	$(21,104)	$(372)
Preferred stock warrant	Loss included in other income (expense), net	(247)	—	(4,100)	—
Total loss on derivative financial instruments		$(1,872)	$(23)	$(25,204)	$(372)

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
In response to the COVID-19 pandemic, on March 18, 2020, the Families First Coronavirus Response Act (the “FFCR Act”) was enacted, and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The FFCR Act and the CARES Act contain numerous income tax provisions, such as increasing the 30 percent adjusted taxable income threshold to 50 percent for taxable years beginning in 2019 and 2020 for purposes of determining allowable business interest expense deductions. The CARES Act repeals the 80 percent limitation for taxable years beginning before January 1, 2021 (enacted by the Act), and it further specifies that net operating losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, are allowed as a carryback to each of the five taxable years preceding the taxable year of such losses. Modifications to the tax rules for the carryback of net operating losses and business interest limitations resulted in a federal tax refund of approximately $11.4 million and $26.9 million for the three and nine months ended September 30, 2020, respectively. In addition, the CARES Act includes refundable payroll tax credits and deferral of employment side social security payments. As of September 30, 2020, Intelsat’s payroll deferral was approximately $3.4 million.
The majority of our operations are located in taxable jurisdictions, including Luxembourg, the U.S. and the United Kingdom (“UK”). Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of taxable income in the foreseeable future, we recorded a full valuation allowance against the cumulative net operating losses generated in Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the U.S. as a result of the final BEAT regulations and the UK, as well as withholding taxes on revenue earned in some of the foreign markets in which we operate, offset by the tax benefit resulting from the impacts of the CARES Act and a tax reserve established on certain tax benefits taken with respect the final BEAT regulations.
As of December 31, 2019 and September 30, 2020, our gross unrecognized tax benefits were $25.0 million and $42.4 million, respectively (including interest and penalties), of which $21.5 million and $38.5 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2019 and September 30, 2020, we had recorded reserves for interest and penalties in the amount of $0.6 million and $0.7 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2019, the change in the balance of unrecognized tax benefits has consisted of an increase of $7.0 million related to current tax positions, an increase of $13.0 million related to prior tax positions, and a decrease of $2.5 million related to the expiration of a statute of limitations on the assessment of certain taxes.
We operate in various taxable jurisdictions throughout the world, and our tax returns are subject to audit and review from time to time. We consider Luxembourg, the U.S., the UK and Brazil to be our significant tax jurisdictions. Our subsidiaries in these jurisdictions are subject to income tax examination for periods after December 31, 2014. We believe that there are no jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows within the next twelve months.
During 2019, the Company made payments to the government of India in the amount of $7.0 million with respect to ongoing administrative proceedings. We believe it is more likely than not that the positions which we have presented in these matters will result in a favorable outcome for the Company. As a result, the payments have been recorded in taxes receivable.
Effective January 31, 2020, the UK formally exited the European Union ("EU"). As a result of the withdrawal, existing tax reliefs and exemptions on intra-European transactions will likely cease to apply to transactions between UK entities and EU entities. In addition, transactions with non-EU countries, such as the U.S., may also be affected. As of September 30, 2020, all relevant tax laws and treaties remained unchanged and the tax consequences were unknown. Therefore, we have not recognized any impacts of the withdrawal in the income tax provision as of September 30, 2020. We will recognize any impacts to the tax provision when changes in tax laws or treaties between the UK and the EU or individual EU member states are enacted.
On December 2, 2019, the U.S. Department of Treasury and the U.S. Internal Revenue Service released final regulations with respect to BEAT as enacted by the 2017 Tax Reform Act. These regulations represent the final version of proposed regulations which were released in December 2018. The BEAT is a minimum tax established by the Act that subjects certain payments made by U.S. corporations or subsidiaries to foreign related parties to a secondary federal income tax regime in the U.S. The final regulations clarify which taxpayers are subject to the BEAT and how the BEAT rules apply to certain payments and transactions. We have adopted the final BEAT regulations as of the release date. These regulations are effective for the Company as of its tax year ended December 31, 2018. A second set of final regulations was issued on September 1, 2020, addressing among other topics, the application of the BEAT to partnerships and the application of the effectively connected income exception to depreciable or amortizable property contributed to a U.S. partnership by a foreign partner. Similar to the first set of final regulations issued in December 2019, the second set of final regulations are effective for the Company as of its tax year ended December 31, 2018. As of September 30, 2020, the Company recognized the BEAT tax impact associated with the second set of final regulations related to its tax years ended December 31, 2018 and 2019, and as of September 30, 2020.
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
SES Claim
On July 14, 2020, SES Americom, Inc. (“SES”) filed a proof of claim in the Bankruptcy Court in the amount of $1.8 billion against each of the Debtors. SES asserts that the Debtors owe money (or will owe money) to SES pursuant to certain contractual and fiduciary obligations made in the context of the consortium agreement between Debtor Intelsat US LLC, SES, and other satellite operators (the “Consortium Agreement”). SES believes it is entitled to 50% of the combined payments that may eventually be payable to the Debtors and SES pursuant to the FCC Final Order, which provides for Acceleration Payments subject to the satisfaction of certain deadlines and other conditions set forth therein. SES’s proof of claim alleges that the Debtors breached the Consortium Agreement by taking the position that the Debtors are not required to split Acceleration Payments with SES and the other members of the consortium. The proof of claim also alleges breach of fiduciary duties and unjust enrichment and seeks monetary and punitive damages. We dispute the allegations in the proof of claim and on October 19, 2020, filed an objection to the claim, which we intend to litigate vigorously. To the extent that any portion of SES’s claim is allowed, we have asked the Bankruptcy Court to ‘equitably subordinate’ such claim based on SES’s conduct in matters related to the Consortium Agreement. While the ultimate resolution of the claim is not currently predictable, if there is an adverse ruling, the ruling could constitute a material adverse outcome on our future consolidated financial condition.
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
Note 16 Condensed Combined Debtors' Financial Information
The following presents our Debtors' condensed combined balance sheet as of September 30, 2020, statements of operations for the three and nine months ended September 30, 2020 and statement of cash flows for the nine months ended September 30, 2020. Consolidating adjustments include eliminations of the following:
•investments in subsidiaries;
•intercompany accounts;
•intercompany sales and expenses; and
•intercompany equity balances.
Intercompany balances with non-Debtor affiliates have not been eliminated. On the Debtors’ condensed combined balance sheet, these primarily consist of net intercompany trade receivables generated under our Master Intercompany Service Agreement (“MISA”)

and funding for the operations of non-Debtor affiliates. On the Debtors’ condensed combined statements of operations, total reported revenue includes intercompany revenue of $106.0 million and $228.6 million for the three and nine months ended September 30, 2020, respectively, primarily consisting of satellite capacity charges and revenue recognized pursuant to intercompany agreements between certain Debtor entities and a newly-formed non-Debtor entity relating to the management of certain reorganization-related costs. Cost from affiliates primarily relates to sales and technical support services provided to Debtors as specified under the MISA. Investments in non-Debtor affiliates are presented under the equity method of accounting in the condensed combined financial statements set forth below.

DEBTORS' UNAUDITED CONDENSED COMBINED BALANCE SHEET
(in thousands, except per share amounts)

September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$880,185
Restricted cash	19,091
Receivables, net of allowance of $24,884	146,096
Contract assets	30,387
Prepaid expenses and other current assets	100,815
Intercompany receivables	187,613
Total current assets	1,364,187
Satellites and other property and equipment, net	4,631,470
Goodwill	2,620,627
Non-amortizable intangible assets	2,440,700
Amortizable intangible assets, net	253,425
Contract assets, net of current portion	40,148
Investment in affiliates	168,251
Other assets	411,348
Total assets	$11,930,156
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$163,538
Taxes payable	8,775
Employee related liabilities	31,047
Accrued interest payable	13,837
Current portion of long-term debt	5,400,953
Contract liabilities	125,415
Deferred satellite performance incentives	42,337
Other current liabilities	53,075
Total current liabilities	5,838,977
Contract liabilities, net of current portion	1,042,850
Deferred satellite performance incentives, net of current portion	146,559
Deferred income taxes	63,646
Accrued retirement benefits, net of current portion	113,258
Other long-term liabilities	186,771
Liabilities subject to compromise	10,170,344
Shareholders’ deficit:
Common shares, nominal value $0.01 per share	1,421
Paid-in capital	2,572,324
Accumulated deficit	(8,144,803)
Accumulated other comprehensive loss	(61,191)
Total shareholders’ deficit	(5,632,249)
Total liabilities and shareholders’ deficit	$11,930,156

DEBTORS' UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Revenue	$473,556	$1,314,307
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	69,189	200,538
Selling, general and administrative	57,659	181,931
Cost from affiliates	9,785	32,047
Depreciation and amortization	157,442	472,610
Impairment of non-amortizable intangible and other assets	—	46,243
Total operating expenses	294,075	933,369
Income from operations	179,481	380,938
Interest expense, net	137,444	677,124
Equity in loss of affiliates	(40,791)	(41,260)
Other income, net	2,973	15,007
Reorganization items	(36,367)	(335,059)
Loss before income taxes	(32,148)	(657,498)
Benefit from income taxes	(16,217)	(17,441)
Net loss	$(15,931)	$(640,057)

DEBTORS' UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS
(in thousands)

Nine Months Ended September 30, 2020
Cash flows from operating activities:
Net loss	$(640,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	472,610
Provision for doubtful accounts	34,465
Foreign currency transaction gain	(801)
Impairment of non-amortizable intangible and other assets	46,243
Share-based compensation	9,031
Deferred income taxes	5,470
Amortization of discount, premium, issuance costs and related costs	19,689
Non-cash reorganization items	196,974
Debtor-in-possession financing fees	52,182
Amortization of actuarial loss and prior service credits for retirement benefits	1,976
Unrealized losses on derivative financial instruments	372
Unrealized losses on investments and loans held-for-investment	721
Equity in loss of affiliates	41,260
Other non-cash items	(7)
Changes in operating assets and liabilities:
Receivables	12,841
Intercompany receivables	(105,048)
Prepaid expenses, contract and other assets	(81,814)
Accounts payable and accrued liabilities	69,812
Accrued interest payable	48,713
Contract liabilities	(66,304)
Accrued retirement benefits	(12,253)
Other long-term liabilities	2,801
Net cash provided by operating activities	108,876
Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(414,610)
Dividends from affiliates	28,960
Proceeds from loans held-for-investment	973
Capital contribution to affiliates	(9,005)
Other proceeds from satellites	5,625
Net cash used in investing activities	(388,057)
Cash flows from financing activities:
Proceeds from debtor-in-possession financing	500,000
Debtor-in-possession financing fees	(52,182)
Principal payments on deferred satellite performance incentives	(25,428)
Net cash provided by financing activities	422,390
Effect of exchange rate changes on cash, cash equivalents and restricted cash	754
Net change in cash, cash equivalents and restricted cash	143,963
Cash, cash equivalents, and restricted cash, beginning of period	755,313
Cash, cash equivalents, and restricted cash, end of period	$899,276

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated Debtors' balance sheet to the total sum of these same amounts shown on the condensed consolidated Debtors' statement of cash flows:
Cash and cash equivalents	$880,185
Restricted cash	19,091
Total cash, cash equivalents and restricted cash reported in the condensed consolidated Debtors' statement of cash flows	$899,276

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and their notes included in Item 1—Financial Statements in this Quarterly Report, and with our audited consolidated financial statements and their notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, see “Forward-Looking Statements” and Item 1A—Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be materially different from those discussed below.
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
On August 14, 2020, the Company filed its final C-band spectrum transition plan with the FCC. The FCC Final Order provides for monetary enticements for fixed satellite services (“FSS”) providers to clear a portion of the C-band spectrum on an accelerated basis (the “Acceleration Payments”). On September 17, 2020, the Company announced it finalized all of its required contracts with satellite manufacturers and launch-vehicle providers to move forward and meet the accelerated C-band spectrum clearing timelines established by the FCC. Under the FCC Final Order, the Company is eligible to receive Acceleration Payments of approximately $1.2 billion and $3.7 billion on December 5, 2021 and December 5, 2023, respectively, subject to the satisfaction of certain deadlines and other conditions set forth therein.
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
Pursuant to various orders from the Bankruptcy Court, the Debtors have received approval from the Bankruptcy Court to generally maintain their ordinary course operations and uphold certain commitments to their stakeholders, including employees, customers, and vendors during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make interest payments on a monthly basis to holders of their senior secured debt instruments. For the three and nine months ended September 30, 2020, the contractual interest expense pursuant to our unsecured debt instruments that was not recognized in our condensed consolidated statements of operations was $196.4 million and $298.9 million, respectively.
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Item 1, Note 11—Debt.
On June 9, 2020, Intelsat Jackson received approval from the Bankruptcy Court (the “DIP Order”) to enter into a non-amortizing multiple draw superpriority secured debtor-in-possession term loan facility (the “DIP Facility”), in an aggregate principal amount of $1.0 billion on the terms and conditions as set forth in the DIP Facility credit agreement (the “DIP Credit Agreement”) with certain of the Debtors’ prepetition secured parties (the “DIP Lenders”), and on June 17, 2020, Intelsat Jackson and certain of its subsidiaries as guarantors (together with Intelsat Jackson, the “DIP Debtors”) entered into the DIP Credit Agreement with the DIP Lenders, as amended by an amendment (“DIP Amendment No. 1”) to the DIP Credit Agreement, dated as of August 24, 2020. DIP Amendment No. 1 was approved by the Bankruptcy Court on August 31, 2020. For additional information regarding the DIP Facility, DIP Credit Agreement and DIP Amendment No. 1, see Liquidity and Capital Resources—Debt below.
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
Gogo Inc. Transaction
On August 31, 2020, following approval from the Bankruptcy Court, Intelsat Jackson and Gogo Inc., a Delaware corporation (“Gogo”), entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with respect to Gogo’s commercial aviation business for $400.0 million in cash, subject to customary adjustments (the “Purchase Price”). The transaction further propels the Company’s efforts in the growing commercial in-flight connectivity market, pairing our high-capacity global satellite and ground network with Gogo’s installed base of more than 3,000 commercial aircraft to redefine the connectivity experience. In connection with the transactions contemplated by the Purchase and Sale Agreement (the “Gogo Transaction”), the DIP Debtors and DIP Lenders entered into DIP Amendment No. 1 to our DIP Credit Agreement (see —Voluntary Reorganization under Chapter 11 above). We expect to fund the Purchase Price with proceeds from our existing DIP Facility and cash on hand. The Gogo Transaction is expected to close before the end of the first quarter of 2021, subject to the receipt of certain regulatory approvals and the satisfaction or waiver of certain other customary closing conditions.

A. Results of Operations
Three Months Ended September 30, 2019 and 2020
The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Increase (Decrease)	Percentage Change
Revenue	$506,658	$489,449	$(17,209)	(3)%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	104,743	120,267	15,524	15%
Selling, general and administrative	60,750	69,215	8,465	14%
Depreciation and amortization	161,536	162,573	1,037	1%
Total operating expenses	327,029	352,055	25,026	8%
Income from operations	179,629	137,394	(42,235)	(24)%
Interest expense, net	315,964	138,075	(177,889)	(56)%
Other income (expense), net	(5,115)	3,067	8,182	NM
Reorganization items	—	(36,367)	(36,367)	NM
Loss before income taxes	(141,450)	(33,981)	107,469	(76)%
Provision for (benefit from) income taxes	6,248	(18,650)	(24,898)	NM
Net loss	(147,698)	(15,331)	132,367	(90)%
Net income attributable to noncontrolling interest	(594)	(600)	(6)	1%
Net loss attributable to Intelsat S.A.	$(148,292)	$(15,931)	$132,361	(89)%

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
The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods below (in thousands, except percentages):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$364,312	$353,758	$(10,554)	(3)%
Managed services	93,080	69,438	(23,642)	(25)%
Channel	601	280	(321)	(53)%
Total on-network revenues	457,993	423,476	(34,517)	(8)%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	39,129	54,478	15,349	39%
Satellite-related services	9,536	11,495	1,959	21%
Total off-network and other revenues	48,665	65,973	17,308	36%
Total	$506,658	$489,449	$(17,209)	(3)%
Total revenue for the three months ended September 30, 2020 decreased by $17.2 million, or 3%, as compared to the three months ended September 30, 2019. By service type, our revenues increased or decreased due to the following:
On-Network Revenues:
•Transponder services—an aggregate decrease of $10.6 million, primarily due to an $8.9 million decrease in revenue from media customers and a $2.4 million decrease from government customers, partially offset by a $0.8 million increase from network services customers. The decline in revenue from media customers was mainly driven by non-renewals, renewals at lower pricing, service contractions, and early terminations, as well as the recognition of deferred revenue in the prior period for certain prepaid capacity and service contracts that terminated in 2019 for which there are no comparable amounts in 2020. The decline from government customers was primarily driven by non-renewals, pricing compression, and the transfer of services to off-network capacity. The increase in revenue from network services customers was primarily driven by a renegotiated contract with a maritime mobility customer for which revenues were previously classified as managed services, and new wireless infrastructure services in the Asia-Pacific region. This increase was partially offset by non-renewals, renewals at lower pricing, service contractions, and services transferred to off-network services.
•Managed services—an aggregate decrease of $23.6 million, primarily due to a $14.0 million decrease in revenue from network services customers and a $10.5 million decrease in revenue from media customers, partially offset by a $0.9 million increase in revenue from government customers. The decrease in revenue from network services customers was primarily driven by the transfer of revenue recognition from managed services to transponder services, largely in connection with the renegotiated contract with a maritime mobility customer referenced above, as well as credits provided to customers related to COVID-19. These declines were partially offset by increases in revenue due to new trunking applications and new FlexAir services. The decline in revenue from media customers was mainly related to the termination of managed video service contracts in 2019 and a decrease in occasional use video services. The increase in revenue from government customers was mainly attributable to new FlexGround services.
Off-Network and Other Revenues:
•Transponder, MSS and other off-network services—an aggregate increase of $15.3 million, primarily due to a $12.8 million increase in revenue from government customers, largely driven by the transfer of certain services from on-network to off-network and the sale of customer premise equipment.
•Satellite-related services—an aggregate of increase of $2.0 million, largely related to professional fees recognized in connection with Mission Extension Vehicle-1 (“MEV-1”) and Mission Extension Vehicle-2 (“MEV-2”).
Operating Expenses
Direct Costs of Revenue (Excluding Depreciation and Amortization)
Direct costs of revenue increased by $15.5 million, or 15%, to $120.3 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase was primarily due to a $13.4 million increase in equipment costs largely incurred in connection with government customers and a $5.3 million increase in staff-related expenses largely relating to our employee retention incentive plans, partially offset by a $2.7 million decrease in third-party managed capacity costs largely related to a government customer.
Selling, General and Administrative
Selling, general and administrative expenses increased by $8.5 million, or 14%, to $69.2 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase was primarily due to a $7.2 million increase in professional fees and a $4.5 million increase in staff-related expenses largely relating to our employee retention incentive plans, partially offset by a $4.2 million decrease in costs for licenses.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.0 million, or 1%, to $162.6 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Significant items impacting depreciation and amortization included an increase of $4.7 million in depreciation expense resulting from the impact of a satellite placed in service, partially offset by a decrease of $3.1 million in depreciation expense due to the timing of a satellite becoming fully depreciated and a decrease of $0.7 million in amortization expenses.
Interest Expense, Net
Interest expense, net consists of gross interest expense incurred together with gains and losses on interest rate cap contracts (which reflect the change in their fair value), offset by interest income earned and interest capitalized related to assets under construction. As of September 30, 2020, we held interest rate cap contracts with an aggregate notional amount of $2.4 billion to mitigate the risk of interest rate increases on the floating-rate term loans under our senior secured credit facilities. The contracts have not been designated as hedges for accounting purposes.
Interest expense, net decreased by $177.9 million, or 56%, to $138.1 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a decrease of $176.3 million in interest expense largely resulting from Chapter 11 restructuring activities, partially offset by an increase in interest expense recognized on our senior secured credit facilities.
The non-cash portion of total interest expense, net was $29.7 million for the three months ended September 30, 2020, primarily consisting of interest expense related to the significant financing component identified in customer contracts, amortization and accretion of discounts and premiums and amortization of deferred financing fees.
Other Income (Expense), Net
Other income, net was $3.1 million for the three months ended September 30, 2020, as compared to other expense, net of $5.1 million for the three months ended September 30, 2019. The net increase in other income primarily consisted of lower foreign currency losses of $4.1 million largely related to our business conducted in Brazilian reais and a $3.6 million net loss due to a change in value of certain investments in third parties for the three months ended September 30, 2019, with no similar activity in 2020.
Reorganization Items
Reorganization items reflect direct costs incurred in connection with the Chapter 11 Cases. Reorganization items of $36.4 million for the three months ended September 30, 2020 primarily consisted of professional fees. There were no comparable amounts for the three months ended September 30, 2019.
Provision for (Benefit from) Income Taxes
Income tax expense decreased by $24.9 million to income tax benefit of $18.7 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease was principally attributable to a net benefit recognized for the Base Erosion Anti-Abuse Tax (“BEAT”), additional benefit from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) with regards to the relaxed limitations on the deductibility of interest, the use of net operating losses arising in taxable years beginning after 2018 and lower income from our U.S. subsidiaries for the three months ended September 30, 2020.
Cash paid for income taxes, net of refunds, totaled $2.5 million and $2.1 million for the three months ended September 30, 2019 and 2020, respectively.
Net Loss Attributable to Intelsat S.A.
Net loss attributable to Intelsat S.A. was $15.9 million for the three months ended September 30, 2020, as compared to net loss attributable to Intelsat S.A. of $148.3 million for the three months ended September 30, 2019. The change reflects the various items discussed above.

Nine Months Ended September 30, 2019 and 2020
The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Increase (Decrease)	Percentage Change
Revenue	$1,544,514	$1,430,303	$(114,211)	(7)%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	305,595	331,771	26,176	9%
Selling, general and administrative	168,263	214,586	46,323	28%
Depreciation and amortization	496,438	488,235	(8,203)	(2)%
Satellite impairment loss	381,565	—	(381,565)	NM
Impairment of non-amortizable intangible and other assets	—	46,243	46,243	NM
Total operating expenses	1,351,861	1,080,835	(271,026)	(20)%
Income from operations	192,653	349,468	156,815	81%
Interest expense, net	953,246	678,937	(274,309)	(29)%
Other income (expense), net	(32,374)	8,564	40,938	NM
Reorganization items	—	(335,059)	(335,059)	NM
Loss before income taxes	(792,967)	(655,964)	137,003	(17)%
Provision for (benefit from) income taxes	3,884	(17,691)	(21,575)	NM
Net loss	(796,851)	(638,273)	158,578	(20)%
Net income attributable to noncontrolling interest	(1,785)	(1,784)	1	—%
Net loss attributable to Intelsat S.A.	$(798,636)	$(640,057)	$158,579	(20)%

Revenue
The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$1,111,182	$1,028,692	$(82,490)	(7)%
Managed services	277,616	226,749	(50,867)	(18)%
Channel	1,877	1,096	(781)	(42)%
Total on-network revenues	1,390,675	1,256,537	(134,138)	(10)%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	126,704	141,783	15,079	12%
Satellite-related services	27,135	31,983	4,848	18%
Total off-network and other revenues	153,839	173,766	19,927	13%
Total	$1,544,514	$1,430,303	$(114,211)	(7)%
Total revenue for the nine months ended September 30, 2020 decreased by $114.2 million, or 7%, as compared to the nine months ended September 30, 2019. By service type, our revenues increased or decreased due to the following:
On-Network Revenues:
•Transponder services—an aggregate decrease of $82.5 million, primarily due to a $43.3 million decrease from network services customers, a $32.6 million decrease in revenue from media customers, and a $6.6 million decrease in revenue from government customers. The decline from network services customers was primarily due to non-renewals, renewals at lower pricing and service contractions for enterprise, maritime and aero mobility, and wireless infrastructure application customers, and lost revenue resulting from the loss of Intelsat 29e, a portion of which services were restored with off-network services. These losses were partially offset by new business from enterprise and wireless infrastructure application customers. The decrease in revenue from media customers was primarily due to non-renewals, renewals at lower pricing, service contractions and early terminations largely relating to distribution services, as well as the recognition of deferred revenue in the prior period for certain prepaid capacity and service contracts that terminated in 2019 for which there are no comparable amounts in 2020. The decrease in revenue from government customers was primarily related to non-renewals, renewals at lower pricing, and services moved to off-network services.
•Managed services—an aggregate decrease of $50.9 million, primarily due to a $27.6 million decrease in revenue from media customers and a $23.2 million decrease from network services customers. The decline in revenue from media customers was primarily due to a decrease in revenue from managed video services mainly related to an early termination of a contract in 2019 and a decrease from occasional use video services. The decline in revenue from network services customers primarily related to maritime and aero mobility customers due to non-renewals, a renegotiated contract with a maritime mobility customer, and lost revenue resulting from the loss of Intelsat 29e, a portion of which services were restored with off-network services. The decline in revenue from network services customers was partially offset by new Flex business from maritime mobility customers and new business from trunking applications.
Off-Network and Other Revenues:
•Transponder, MSS and other off-network services—an aggregate increase of $15.1 million, primarily due to a $22.5 million increase in revenue from government customers largely driven by the transfer of certain services from on-network to off-network and the sale of customer premise equipment, and a $6.5 million increase in revenue due to the transfer of certain Intelsat 29e network services customers to off-network capacity. These increases were partially offset by a $14.3 million decrease due to revenue recognized during the first quarter of 2019 from a network services customer accounted for as a sales-type lease under ASC 842, Leases ("ASC 842"), with no comparable amount for the same period in 2020.
•Satellite-related services—an aggregate increase of $4.8 million, largely related to professional fees recognized in connection with MEV-1 and MEV-2, as well as increased revenues from services supporting government customers.
Operating Expenses
Direct Costs of Revenue (Excluding Depreciation and Amortization)
Direct costs of revenue increased by $26.2 million, or 9%, to $331.8 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was primarily due to:
•a $17.4 million increase in third-party FSS capacity costs largely incurred in connection with government customers, Intelsat 29e customer restoration on third-party satellites, and the Azercosmos (Intelsat 38) satellite;
•a $9.6 million increase in staff-related expenses largely relating to our employee retention incentive plans; and
•a $4.7 million increase in equipment costs primarily related to $12.4 million attributable to a government customer, partially offset by a $7.7 million decrease in third-party capacity costs recognized under ASC 842 for the nine months ended September 30, 2019, with no comparable costs for the nine months ended September 30, 2020; partially offset by
•a $5.6 million decrease in third-party managed capacity costs largely related to a government customer.
Selling, General and Administrative
Selling, general and administrative expenses increased by $46.3 million, or 28%, to $214.6 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was primarily due to a $22.9 million increase in bad debt expense, largely relating to a certain customer that filed for Chapter 11 bankruptcy protection and certain customers in the North America, Asia-Pacific and Africa regions, a $13.2 million increase in professional fees and a $7.7 million increase in staff-related expenses largely relating to our employee retention incentive plans.
Depreciation and Amortization
Depreciation and amortization expense decreased by $8.2 million, or 2%, to $488.2 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Significant items impacting depreciation and amortization included:
•a decrease of $12.6 million in depreciation expense due to the timing of a satellite becoming fully depreciated;
•a decrease of $10.0 million in depreciation expense due to the write-off of Intelsat 29e; and

•a decrease of $1.1 million in amortization expense; partially offset by
•an increase of $14.1 million in depreciation expense resulting from the impact of a satellite placed in service; and
•an increase of $1.2 million in depreciation expense due to the impact of certain ground segment assets placed in service.
Satellite Impairment Loss
We recognized an impairment charge of $381.6 million for the nine months ended September 30, 2019 relating to the loss of Intelsat 29e (see Item 1, Note 8—Satellites and Other Property and Equipment). The impairment charge consisted of approximately $377.9 million related to the write-off of the carrying value of the satellite and associated deferred satellite performance incentive obligations, and approximately $3.7 million related to prepaid regulatory fees. No comparable amounts were recognized for the nine months ended September 30, 2020.
Impairment of Non-Amortizable Intangible and Other Assets
We recognized impairment charges of $34.0 million and $12.2 million for the nine months ended September 30, 2020 relating to certain satellite and launch vehicle deposits and the Intelsat trade name intangible asset, respectively. No comparable amounts were recognized for the nine months ended September 30, 2019. See Item 1, Note 8—Satellites and Other Property and Equipment and Item 1, Note 10—Goodwill and Other Intangible Assets for further discussion.
Interest Expense, Net
Interest expense, net decreased by $274.3 million, or 29%, to $678.9 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease in interest expense, net was principally due to the following:

•a decrease of $258.6 million in interest expense primarily resulting from Chapter 11 restructuring activities, partially offset by an increase in interest expense recognized on our senior secured credit facilities; and
•a decrease of $20.7 million corresponding to a larger decrease in fair value of the interest rate cap contracts during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2020; partially offset by
•an increase of $6.3 million due to lower capitalized interest primarily resulting from decreased levels of satellites and related assets under construction.
The non-cash portion of total interest expense, net was $103.2 million for the nine months ended September 30, 2020, primarily consisting of interest expense related to the significant financing component identified in customer contracts, amortization and accretion of discounts and premiums and amortization of deferred financing fees.
Other Income (Expense), Net
Other income, net was $8.6 million for the nine months ended September 30, 2020, as compared to other expense, net of $32.4 million for the nine months ended September 30, 2019. The net increase in other income was primarily driven by a $36.5 million net loss for the nine months ended September 30, 2019 due to a change in value of certain investments in third parties with no similar activity in 2020, as well as a $6.0 million gain on sale of assets for the nine months ended September 30, 2020.
Reorganization Items
Reorganization items reflect direct costs incurred in connection with the Chapter 11 Cases. Reorganization items of $335.1 million for the nine months ended September 30, 2020 primarily consisted of $197.0 million related to the write-off of debt discount, premium and issuance costs, $85.2 million in professional fees and $52.2 million in financing fees related to the DIP Facility. There were no comparable amounts for the nine months ended September 30, 2019.
Provision for (Benefit from) Income Taxes
Income tax expense decreased by $21.6 million to income tax benefit of $17.7 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease was principally attributable to a net benefit recognized for the BEAT, additional benefit from the CARES Act with regards to the relaxed limitations on the deductibility of interest, the use of net operating losses arising in taxable years beginning after 2018 and lower income from our U.S. subsidiaries for the nine months ended September 30, 2020.
Cash paid for income taxes, net of refunds, totaled $9.3 million and $4.7 million for the nine months ended September 30, 2019 and 2020, respectively.

Net Loss Attributable to Intelsat S.A.
Net loss attributable to Intelsat S.A. was $640.1 million for the nine months ended September 30, 2020, as compared to net loss attributable to Intelsat S.A. of $798.6 million for the nine months ended September 30, 2019. The change reflects the various items discussed above.
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
A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Net loss	$(147,698)	$(15,331)	$(796,851)	$(638,273)
Add (Subtract):
Interest expense, net	315,964	138,075	953,246	678,937
Provision for (benefit from) income taxes	6,248	(18,650)	3,884	(17,691)
Depreciation and amortization	161,536	162,573	496,438	488,235
EBITDA	$336,050	$266,667	$656,717	$511,208
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

A reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Net loss	$(147,698)	$(15,331)	$(796,851)	$(638,273)
Add (Subtract):
Interest expense, net	315,964	138,075	953,246	678,937
Provision for (benefit from) income taxes	6,248	(18,650)	3,884	(17,691)
Depreciation and amortization	161,536	162,573	496,438	488,235
EBITDA	336,050	266,667	656,717	511,208
Add:
Compensation and benefits(1)	3,924	15,484	10,215	39,338
Non-recurring and non-cash items(2)	11,944	10,510	50,373	25,837
Satellite impairment loss(3)	—	—	381,565	—
Impairment of non-amortizable intangible and other assets(4)	—	—	—	46,243
Reorganization items(5)	—	36,367	—	335,059
Proportionate share from unconsolidated joint venture(6):
Interest expense, net	1,345	1,074	3,825	3,199
Depreciation and amortization	2,814	2,815	7,505	8,444
Adjusted EBITDA(7)(8)	$356,077	$332,917	$1,110,200	$969,328

(1)Reflects non-cash expenses incurred relating to our equity compensation plans and, for the three and nine months ended September 30, 2020, expenses incurred relating to our employee retention incentive plans in connection with our Chapter 11 proceedings.
(2)Reflects certain non-recurring expenses, gains and losses and non-cash items, including the following: professional fees related to our liability management initiatives; costs associated with our C-band spectrum proposal; corporate development and strategy costs; certain research and development costs; severance, retention and relocation payments; changes in fair value of certain investments; certain foreign exchange gains and losses; and other various non-recurring expenses. In 2019, these costs were partially offset by non-cash income related to the recognition of deferred revenue on a straight-line basis for certain prepaid capacity service contracts.
(3)Reflects a non-cash impairment charge recorded in connection with the Intelsat 29e satellite loss.
(4)Reflects a non-cash impairment charge recorded in connection with the write-off of certain satellite and launch vehicle deposits (see Item 1, Note 8—Satellites and Other Property and Equipment) and a trade name impairment (see Item 1, Note 10—Goodwill and Other Intangible Assets).
(5)Reflects direct costs incurred in connection with our Chapter 11 proceedings. See Item 1, Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters.
(6)Reflects adjustments related to our interest in Horizons 3. See Item 1, Note 9(b)—Investments—Horizons-3 Satellite LLC.
(7)Adjusted EBITDA included $25.8 million and $26.2 million for the three months ended September 30, 2019 and 2020, respectively, and $76.1 million and $78.7 million for the nine months ended September 30, 2019 and 2020, respectively, of revenue relating to the significant financing component identified in customer contracts in accordance with the adoption of ASC 606, Revenue from Contracts with Customers. These impacts are not permitted to be reflected in the applicable consolidated and Adjusted EBITDA definitions under our debt agreements.
(8)Intelsat S.A. Adjusted EBITDA reflected $5.1 million and $4.4 million for the three months ended September 30, 2019 and 2020, respectively, and $7.6 million and $14.3 million for the nine months ended September 30, 2019 and 2020, respectively, of Adjusted EBITDA attributable to Intelsat Horizons-3 LLC, its subsidiaries and its proportionate share of Horizons 3. These entities are considered to be unrestricted subsidiaries under the definitions set forth in our applicable debt agreements.

B. Liquidity and Capital Resources
Overview
We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. At September 30, 2020, the aggregate principal amount of our debt outstanding not held by affiliates was $15.2 billion. Our interest expense, net for the three and nine months ended September 30, 2020 was $138.1 million and $678.9 million, respectively, which included $29.7 million and $103.2 million of non-cash interest expense, respectively. At September 30, 2020, cash, cash equivalents and restricted cash were approximately $1.0 billion.
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
A significant factor driving the Company’s decision to file for Chapter 11 protection was the Company’s desire to participate in the FCC’s process for accelerated clearing of the C-band spectrum, for which we need to incur significant upfront expenses for clearing activities well in advance of receiving reimbursement payments. On August 14, 2020, the Company filed its final C-band spectrum transition plan with the FCC.
In addition to the significant capital expenditures we expect to make in 2020 and beyond, we expect total clearing costs will be approximately $1.7 billion over the next two to three years. Our primary source of liquidity is and will continue to be cash generated from operations, as well as existing cash. Also, as noted above in —Recent Developments, Voluntary Reorganization under Chapter 11, we have entered into a DIP Facility in an aggregate principal amount of $1.0 billion. We currently expect to use cash on hand, cash flows from operations and borrowings under the DIP Facility to fund our most significant cash outlays, including debt service requirements, capital expenditures, and the Purchase Price for the Gogo Transaction (see —Recent Developments, Gogo Inc. Transaction above) in the next twelve months and beyond. We also expect to receive reimbursement payments for certain upfront C-band spectrum clearing expenses incurred and under the FCC Final Order, the Company is eligible to receive Acceleration Payments of approximately $1.2 billion and $3.7 billion on December 5, 2021 and December 5, 2023, respectively, subject to the satisfaction of certain deadlines and other conditions set forth therein.
Cash Flow Items
Our cash flows consisted of the following for the periods shown (in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
Net cash provided by operating activities	$163,429	$194,729
Net cash used in investing activities	(214,527)	(418,346)
Net cash provided by financing activities	370,816	417,431
Net change in cash, cash equivalents and restricted cash	317,477	189,486
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $31.3 million to $194.7 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was primarily due to a $21.0 million decrease in net loss and changes in non-cash items and a $10.3 million increase from changes in operating assets and liabilities. The increase in operating assets and liabilities was primarily due to lower outflows related to the amount and timing of accounts payable and interest payments, as well as higher inflows from receivables, partially offset by higher outflows related to prepaid and other assets and deferred revenues.

Net Cash Used in Investing Activities
Net cash used in investing activities increased by $203.8 million to $418.3 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was primarily due to higher capital expenditures partially offset by lower origination of loans held-for-investment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by $46.6 million to $417.4 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was primarily due to higher net proceeds of $52.4 million resulting from our DIP financing during the nine months ended September 30, 2020, as compared to the net proceeds from the debt offering completed during the nine months ended September 30, 2019. This was partially offset by an increase of $4.4 million in deferred financing payments on satellite performance incentives as compared to the nine months ended September 30, 2019.
Restricted Cash
As of September 30, 2020, $19.4 million of cash was legally restricted, being held as a compensating balance for certain outstanding letters of credit.
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
On August 24, 2020, the DIP Debtors and DIP Lenders entered into DIP Amendment No. 1 to the DIP Credit Agreement, in connection with the Gogo Transaction (see Note 1—General—Gogo Inc. Transaction for additional information). DIP Amendment No. 1 was approved by the Bankruptcy Court on August 31, 2020.
The foregoing descriptions of the DIP Credit Agreement and DIP Amendment No. 1 do not purport to be complete and are qualified in their entirety by reference to the full text of the DIP Credit Agreement and DIP Amendment No. 1, as applicable.

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
In addition, in April 2020, our LIBOR loans under the Intelsat Jackson Secured Credit Agreement were converted to Alternate Base Rate (“ABR”) loans. We expect to pay interest on the floating rate term loans under the Intelsat Jackson Secured Credit Agreement at the rate applicable to ABR loans.
Contracted Backlog
We have historically had, and currently have, a substantial contracted backlog, which provides some assurance regarding our future revenue expectations. Contracted backlog is our expected future revenue under customer contracts and includes both cancelable and non-cancelable contracts. Approximately 91% of our total contracted backlog as of September 30, 2020 related to contracts that were non-cancelable and approximately 8% related to contracts that were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog as of September 30, 2020 was approximately $6.2 billion. We believe this backlog and associated revenues result in more predictable cash flows in the FSS sector as compared to that of typical companies outside our industry.
Capital Expenditures
Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. Further, following the Company’s filing of its final C-band spectrum transition plan with the FCC on August 14, 2020, we expect to incur significant upfront expenses for clearing activities well in advance of receiving reimbursement payments. Payments for satellites and other property and equipment during the nine months ended September 30, 2020 were $420.0 million. However, subject to the satisfaction of certain deadlines and other conditions set forth in the FCC Final Order, the Company is eligible to receive Acceleration Payments in an aggregate total amount of approximately $4.9 billion over the next 3 years.
We intend to fund our capital expenditure requirements from cash on hand, cash provided from operating activities and the DIP Facility; however, our ability to fund capital expenditures in the ordinary course is, to some extent, subject to obtaining certain approvals from the Bankruptcy Court in connection with our Chapter 11 proceedings. On August 31, 2020 the Bankruptcy Court approved our intention to fund the Purchase Price of the Gogo Transaction with proceeds from our existing DIP Facility and cash on hand.
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
Contractual Obligations
Other than as disclosed elsewhere in this report with respect to the filing of the Chapter 11 Cases and the acceleration of substantially all of our debt as a result, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020 (the “2019 Annual Report”).

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there have been no material changes to the Company’s disclosures about market risk made in Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the Company’s 2019 Annual Report.
Interest Rate Risk
As discussed in Item 1, Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters, the filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. As such, we have reclassified all such debt obligations, other than debt subject to compromise, to current portion of long-term debt on our condensed consolidated balance sheet as of September 30, 2020. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make monthly interest payments on their senior secured debt instruments pursuant to the adequate protection requirements under the DIP Order.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the quarter ended September 30, 2020. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As part of the Chapter 11 Cases, parties believing that they have claims or causes of action against the Debtors could file proofs of claim evidencing such claims. Pursuant to an order entered by the Bankruptcy Court, all proofs of claim were to be filed with the Bankruptcy Court by September 9, 2020, except for claims by governmental units. Governmental units must file proofs of claim by November 16, 2020. As claims are filed, the claims will be reconciled to amounts recorded in liabilities subject to compromise in our condensed consolidated balance sheet. The Debtors may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.
SES Claim
On July 14, 2020, SES Americom, Inc. (“SES”) filed a proof of claim in the Bankruptcy Court in the amount of $1.8 billion against each of the Debtors. SES asserts that the Debtors owe money (or will owe money) to SES pursuant to certain contractual and fiduciary obligations made in the context of the consortium agreement between Debtor Intelsat US LLC, SES, and other satellite operators (the “Consortium Agreement”). SES believes it is entitled to 50% of the combined payments that may eventually be payable to the Debtors and SES pursuant to the FCC Final Order, which provides for Acceleration Payments subject to the satisfaction of certain deadlines and other conditions set forth therein. SES’s proof of claim alleges that the Debtors breached the Consortium Agreement by taking the position that the Debtors are not required to split Acceleration Payments with SES and the other members of the consortium. The proof of claim also alleges breach of fiduciary duties and unjust enrichment and seeks monetary and punitive damages. We dispute the allegations in the proof of claim and on October 19, 2020, filed an objection to the claim, which we intend to litigate vigorously. To the extent that any portion of SES’s claim is allowed, we have asked the Bankruptcy Court to ‘equitably subordinate’ such claim based on SES’s conduct in matters related to the Consortium Agreement. While the ultimate resolution of the claim is not currently predictable, if there is an adverse ruling, the ruling could constitute a material adverse outcome on our future consolidated financial condition.
Other Litigation Matters
We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any of those pending proceedings would have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes or additions to the risk factors previously disclosed in Part I—Item 1A—Risk Factors of our 2019 Annual Report, as supplemented by Part II—Item 1A—Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 4, 2020 and Part II—Item 1A—Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 6, 2020.
Intelsat may fail to realize all of the anticipated benefits of the potential Gogo Transaction or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating Gogo’s commercial aviation business.
Our ability to realize the anticipated benefits of the potential Gogo Transaction will depend, to a large extent, on our ability to integrate Gogo’s commercial aviation business. The combination of two independent businesses is a complex, costly and time-consuming process, particularly while we are undergoing the Chapter 11 proceedings. Further, the restrictions posed by the agreements governing our DIP Facility may limit our ability to integrate the two businesses. As a result, we will be required to devote significant management attention and resources to integrate the business practices and operations of Intelsat and Gogo’s commercial aviation business. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the potential transaction could cause an interruption of, or a loss of momentum in, the activities of the combined businesses and could adversely affect the results of operations of the combined businesses.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:
•the diversion of management’s attention to integration matters;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;
•difficulties in the integration of operations and systems;
•conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•difficulties in the assimilation of employees;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•challenges in keeping existing customers and obtaining new customers;
•challenges in attracting and retaining key personnel; and
•coordinating a geographically dispersed organization, particularly due to the effects of the COVID-19 pandemic.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if Gogo’s commercial aviation business operations are integrated successfully, the full benefits of the potential transaction and other pending acquisitions may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses. As a result, it cannot be assured that the potential Gogo Transaction will result in the realization of the full benefits anticipated from such transaction.
Item 6.    Exhibits

Exhibit No.	Document Description
2.1
Purchase and Sale Agreement, dated as of August 31, 2020, between Gogo Inc. and Intelsat Jackson Holdings S.A. (incorporated by reference to Exhibit 2.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 001-35878, filed on September 1, 2020).

10.1
Joinder Agreement No. 1, dated as of August 7, 2020, to Superpriority Secured Debtor In Possession Credit Agreement, dated as of June 17, 2020, by and among Intelsat Velocity Holdings LLC, as New Guarantor, Intelsat Invoice Services LLC, as New Guarantor, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent.*

10.2
Amendment No. 1, dated as of August 24, 2020, to Superpriority Secured Debtor In Possession Credit Agreement, dated as of June 17, 2020, by and among Intelsat Jackson Holdings S.A., as borrower, the guarantor parties thereto, Credit Suisse AG, as administrative agent and collateral agent, and the lender parties thereto.*

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Shareholders' Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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

INTELSAT S.A.

Date: November 5, 2020	By	/s/ STEPHEN SPENGLER
Stephen Spengler
Chief Executive Officer

Date: November 5, 2020	By	/s/ DAVID TOLLEY
David Tolley
Executive Vice President and Chief Financial Officer