Form 10-Q
period 2021-03-31
Intelsat S.A.
filed 2021-05-05
CIK 1525773

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
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 3, 2021, 142,184,518 common shares of the registrant were outstanding, with a nominal value of $0.01 per share.
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
When used in this Quarterly Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our belief that the growing worldwide demand for reliable broadband connectivity everywhere at all times, together with our leadership position in our attractive sector, global scale, efficient operating and financial profile, diversified customer sets and sizeable contracted backlog, provide us with a platform for long-term success; our ability to confirm and consummate a plan of reorganization in the Chapter 11 Cases (as defined below); the effects of the Chapter 11 Cases on our liquidity or results of operations or business prospects; other risks related to the Chapter 11 Cases as described further below; our belief that our next generation software-defined satellites (“SDS”) will provide differentiated inventory to help offset recent trends of pricing pressure, new capacity from other satellite operators, and improved access to fiber links in our network services business; our outlook that the increased volume of services provided by our high-throughput satellites (“HTS”) and SDS over time is expected to stabilize the level of business activity in the network services sector; our expectation that over time incremental demand for capacity to support the new 4K format, also known as ultra-high definition, could offset some of the reductions in demand related to use of compression technologies in our media business; our expectation that our new services and technologies will open new sectors that are much larger and faster growing than those we support today; our belief that supporting our video neighborhoods, employing a disciplined yield management approach across our business units, developing and maintaining strong customer relationships and distribution channels for our primary customer sets, and successfully executing on our business plan to deliver strong operational results will drive stability in our core business; our expectation that scaling our differentiated managed service offerings in targeted growth verticals and leveraging the global footprint, higher performance and better economics of our HTS and SDS platforms, in addition to the flexibility of our innovative terrestrial network, will drive revenue growth; our belief that completing targeted investments and partnerships in differentiated space and ground infrastructure will provide a seamless interface with the broader telecommunications ecosystem; our outlook that seeking partnerships and investments for vertical expansion in the growing mobility sector, for example, through our recent Gogo Transaction (as defined below), and in adjacent space-based businesses, will position us for long-term growth; our belief that investing in and deploying innovative new technologies and platforms will change the types of applications we can serve and increase our share of the global demand for broadband connectivity; our projection that our government business will benefit over time from our agile satellite fleet serving the increasing demands for mobility services from the U.S. government for aeronautical and ground mobile requirements; our intention to maximize the value of our spectrum rights; our expectations as to our ability to comply with the final U.S. Federal Communications Commission (“FCC”) order regarding clearing C-band spectrum in North America, including the availability of adequate resources and funds required to comply and the receipt of accelerated clearing payments set forth in the FCC order; our belief that developing differentiated managed services and investing in related software- and standards-based technology will allow us to unlock opportunities that are essential to providing global broadband connectivity; the trends that we believe will impact our revenue and operating expenses in the future; our assessments regarding how long satellites that have experienced anomalies in the past should be able to provide service on their transponders; our belief as to the likelihood of the cause of the failure of Intelsat 29e in 2019 occurring on our other satellites; our assessment of the risks of future anomalies occurring on our satellites; our plans for satellite launches in the near-term; our expected capital expenditures in 2021 and during the next several years; our belief that the diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions; our belief that the scale of our fleet can reduce the financial impact of any satellite anomalies or launch failures and protect against service interruptions; and the impact on our financial position or results of operations of pending legal proceedings.
Forward-looking statements reflect our intentions, plans, expectations, anticipations, projections, estimations, predictions, outlook, assumptions and beliefs about future events. These forward-looking statements speak only as of their dates and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Part I—Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), the political, economic, regulatory and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.
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
•litigation; and
•other risks discussed in our 2020 Annual Report or this Quarterly Report.
Further, many of the risks and uncertainties that we face are currently amplified by, and will continue to be amplified by, the risks and uncertainties regarding the Company and certain of its subsidiaries’ voluntary commencement of cases (the “Chapter 11 Cases”) under title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”), including but not limited to:
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
INTELSAT S.A. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2020	March 31, 2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,060,917	$814,688
Restricted cash	21,130	26,987
Receivables, net of allowances of $40,785 in 2020 and $40,984 in 2021	659,444	833,637
Contract assets	39,774	48,095
Inventory	147,094	140,603
Prepaid expenses and other current assets	136,611	133,986
Total current assets	2,064,970	1,997,996
Satellites and other property and equipment, net	4,757,877	4,890,921
Goodwill	2,698,247	2,694,307
Non-amortizable intangible assets	2,295,000	2,295,000
Amortizable intangible assets, net	290,569	281,589
Contract assets, net of current portion	86,017	81,997
Other assets	605,001	602,926
Total assets	$12,797,681	$12,844,736
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$252,998	$291,389
Taxes payable	7,493	7,871
Employee related liabilities	43,404	45,611
Accrued interest payable	17,747	17,985
Current maturities of long-term debt	5,903,724	5,906,514
Contract liabilities	157,320	762,119
Deferred satellite performance incentives	47,377	52,164
Other current liabilities	73,479	71,597
Total current liabilities	6,503,542	7,155,250
Contract liabilities, net of current portion	1,447,891	1,022,039
Deferred satellite performance incentives, net of current portion	138,116	135,077
Deferred income taxes	61,345	64,943
Accrued retirement benefits, net of current portion	129,837	124,691
Other long-term liabilities	262,900	261,974
Liabilities subject to compromise	10,168,518	10,169,260
Shareholders’ deficit:
Common shares, nominal value $0.01 per share	1,421	1,422
Paid-in capital	2,573,840	2,574,563
Accumulated deficit	(8,416,410)	(8,591,286)
Accumulated other comprehensive loss	(80,322)	(79,353)
Total Intelsat S.A. shareholders’ deficit	(5,921,471)	(6,094,654)
Noncontrolling interest	7,003	6,156
Total liabilities and shareholders’ deficit	$12,797,681	$12,844,736

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021
Revenue	$458,820	$502,763
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	105,085	165,233
Selling, general and administrative	80,967	102,614
Depreciation and amortization	163,048	165,241
Impairment of non-amortizable intangible assets	12,200	—
Other operating expense—C-band	—	58,356
Total operating expenses	361,300	491,444
Income from operations	97,520	11,319
Interest expense, net	(318,329)	(132,343)
Other income, net	2,735	9,719
Reorganization items	—	(55,812)
Loss before income taxes	(218,074)	(167,117)
Income tax expense	(141)	(7,189)
Net loss	(218,215)	(174,306)
Net income attributable to noncontrolling interest	(556)	(570)
Net loss attributable to Intelsat S.A.	$(218,771)	$(174,876)
Net loss per common share attributable to Intelsat S.A.:
Basic	$(1.55)	$(1.23)
Diluted	$(1.55)	$(1.23)
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021
Net loss	$(218,215)	$(174,306)
Other comprehensive income (loss), net of tax:
Defined benefit retirement plans:
Reclassification adjustment for amortization of unrecognized prior service credits, net of tax included in other income, net	(626)	(626)
Reclassification adjustment for amortization of unrecognized actuarial loss, net of tax included in other income, net	1,274	1,595
Other comprehensive income (loss)	648	969
Comprehensive loss	(217,567)	(173,337)
Comprehensive income attributable to noncontrolling interest	(556)	(570)
Comprehensive loss attributable to Intelsat S.A.	$(218,123)	$(173,907)
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands, except where otherwise noted)

	Common Shares
	Number of Shares (in millions)	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Intelsat S.A. Shareholders’ Deficit	Noncontrolling Interest
Balance at December 31, 2019	141.1	$1,411	$2,565,696	$(7,503,830)	$(63,135)	$(4,999,858)	$11,010
Net income (loss)	—	—	—	(218,771)	—	(218,771)	556
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,879)
Share-based compensation	1.0	10	971	—	—	981	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	648	648	—
Adoption of ASU 2016-13	—	—	—	(916)	—	(916)	—
Balance at March 31, 2020	142.1	$1,421	$2,566,667	$(7,723,517)	$(62,487)	$(5,217,916)	$9,687

	Common Shares
	Number of Shares (in millions)	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Intelsat S.A. Shareholders’ Deficit	Noncontrolling Interest
Balance at December 31, 2020	142.1	$1,421	$2,573,840	$(8,416,410)	$(80,322)	$(5,921,471)	$7,003
Net income (loss)	—	—	—	(174,876)	—	(174,876)	570
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,417)
Share-based compensation	0.1	1	723	—	—	724	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	969	969	—
Balance at March 31, 2021	142.2	$1,422	$2,574,563	$(8,591,286)	$(79,353)	$(6,094,654)	$6,156
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(218,215)	$(174,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	163,048	165,241
Provision for expected credit losses	19,944	7,596
Foreign currency transaction loss	6,380	2,592
Impairment of non-amortizable intangible assets	12,200	—
Share-based compensation	3,706	5,924
Deferred income taxes	2,181	1,793
Amortization of discount, premium, issuance costs and related costs	11,196	2,459
Amortization of actuarial loss and prior service credits for retirement benefits	659	1,063
Unrealized losses on derivative financial instruments	335	—
Unrealized (gains) losses on investments and loans held-for-investment	8	(6,274)
Amortization of supplemental type certificate costs	—	3,301
Other non-cash items	—	(76)
Changes in operating assets and liabilities:
Receivables	(939)	19,479
Prepaid expenses, contract and other assets	19,510	2,042
Accounts payable and accrued liabilities	14,743	10,260
Accrued interest payable	(757)	238
Contract liabilities	(6,916)	(21,969)
Accrued retirement benefits	(3,900)	(5,146)
Other long-term liabilities	(8,906)	(1,810)
Net cash provided by operating activities	14,277	12,407
Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(38,026)	(244,596)
Acquisition of loans held-for-investment	(1,150)	—
Proceeds from principal payments on loans held-for-investment	724	—
Acquisition of intangible assets	—	(1,085)
Other proceeds from satellites	5,625	—
Net cash used in investing activities	(32,827)	(245,681)
Cash flows from financing activities:
Principal payments on deferred satellite performance incentives	(7,806)	(3,570)
Dividends paid to noncontrolling interest	(1,879)	(1,417)
Net cash used in financing activities	(9,685)	(4,987)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,007)	(2,111)
Net change in cash, cash equivalents and restricted cash	(30,242)	(240,372)
Cash, cash equivalents, and restricted cash, beginning of period	830,864	1,087,547
Cash, cash equivalents, and restricted cash, end of period	$800,622	$847,175

Supplemental cash flow information:
Cash paid for reorganization items included in cash flows from operating activities	$—	$33,078
Interest paid, net of amounts capitalized	282,895	105,467
Income taxes paid, net of refunds	964	475
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$48,255	$77,029
Capitalization of deferred satellite performance incentives	—	5,318
Conversion of payment-in-kind interest on loans held-for-investment	—	1,762
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021
Note 1—General
Basis of Presentation
The accompanying condensed consolidated financial statements of Intelsat S.A. and its subsidiaries (“Intelsat S.A.,” “we,” “us,” “our” or the “Company”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year or for any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), on file with the U.S. Securities and Exchange Commission (“SEC”).
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
C-band Spectrum Clearing
On March 3, 2020, the U.S. Federal Communications Commission (“FCC”) issued its final order in the C-band proceeding (the “FCC Final Order”), which, among other things, provides for monetary incentives for fixed satellite services (“FSS”) providers to clear a portion of the C-band spectrum on an accelerated basis (the “Acceleration Payments”). On August 14, 2020, the Company filed its C-band spectrum transition plan with the FCC. On September 17, 2020, the Company announced that it finalized materially all of its required contracts with satellite manufacturers and launch-vehicle providers to move forward and meet the accelerated C-band spectrum clearing timelines established by the FCC.
Under the FCC Final Order, the Company is eligible to receive Acceleration Payments of approximately $1.2 billion and $3.7 billion based on the milestone clearing certification dates of December 5, 2021 and December 5, 2023, with the respective payments expected to be received in the first half of each successive year, respectively, subject to the satisfaction of certain deadlines and other conditions. In addition, under the FCC Final Order, we are also entitled to receive reimbursement payments for certain C-band spectrum clearing expenses incurred, subject to the satisfaction of certain conditions set forth in the FCC Final Order. As of December 31, 2020 and March 31, 2021, we incurred $405.2 million and $606.5 million, respectively, related to expected reimbursable costs associated with the FCC Final Order, which are included within the receivables line item on our condensed consolidated balance sheets. Fulfillment costs incurred as a result of the FCC Final Order, which include costs to pay personnel or third parties to assist with customer reconfiguration and relocation, installation of filters, and program management costs, are expensed as incurred and are included within other operating expense—C-band on our condensed consolidated statements of operations.
Impact of COVID-19 on the Company
As a result of the novel coronavirus (“COVID-19”) pandemic in 2020 and continuing into 2021, in an effort to safeguard public health, governments around the world, including United States (“U.S.”) federal, state and local governments, implemented a number of orders and restrictions on travel and businesses, among other things. Some of these measures remain in effect and have negatively impacted the U.S. and other economies around the world in the short-term, while the long-term economic impact of COVID-19 remains unknown.
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
Cash, Cash Equivalents and Restricted Cash
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the total sum of these amounts reported in our condensed consolidated statements of cash flows (in thousands):

	As of December 31, 2020	As of March 31, 2021
Cash and cash equivalents	$1,060,917	$814,688
Restricted cash	21,130	26,987
Restricted cash included in other assets	5,500	5,500
Cash, cash equivalents and restricted cash	$1,087,547	$847,175
Receivables and Allowance for Credit Losses
We provide satellite services and extend credit to numerous customers in the satellite communication, telecommunications and video markets, as well as the airline industry. We monitor our exposure to credit losses and maintain allowances for credit losses and anticipated losses. The Company’s methodology to measure the provision for credit losses considers all relevant information, including but not limited to, information about historical collectibility, current conditions and reasonable and supportable forecasts of future economic conditions. We believe we have adequate customer collateral and reserves to cover our exposure.
The following table provides a roll-forward of the allowance for credit losses reported within our condensed consolidated balance sheets (in thousands):

Description	Three Months Ended March 31, 2020		Three Months Ended March 31, 2021
	Accounts Receivable	Contract Assets	Accounts Receivable	Contract Assets
Balance at January 1	$40,028	$—	$40,785	$3,889
Cumulative-effect adjustment of ASU 2016-13 adoption	—	916	—	—
Charged to costs and expenses	19,049	895	6,956	640
Deductions(1)	(8,016)	—	(6,757)	—
Balance at March 31	$51,061	$1,811	$40,984	$4,529
(1)Uncollectible accounts written off, net of recoveries.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting For Income Taxes (“ASU 2019-12”). The standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 was adopted in the first quarter of 2021. The adoption of ASU 2019-12 did not have a material effect on our condensed consolidated financial statements and associated disclosures.

Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts regarding an entity’s own equity. ASU 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2021. We are in the process of evaluating the impact that ASU 2020-06 will have on our condensed consolidated financial statements and associated disclosures.
Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters
Voluntary Reorganization under Chapter 11
On May 13, 2020, Intelsat S.A. and certain of its subsidiaries (each, a “Debtor” and collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). Primary factors causing us to file for Chapter 11 protection included the Company’s intention to participate in the accelerated clearing process of C-band spectrum set forth in the FCC Final Order, requiring the Company to incur significant costs related to clearing activities well in advance of receiving reimbursement for such costs and the need for additional financing to fund the C-band clearing process, service our current debt obligations, and meet our operating requirements, as well as the economic slowdown impacting the Company and several of its end markets due to the COVID-19 pandemic. On August 14, 2020, the Company filed its C-band spectrum transition plan with the FCC. On September 17, 2020, the Company announced that it finalized materially all of its required contracts with satellite manufacturers and launch-vehicle providers to move forward and meet the accelerated C-band spectrum clearing timelines established by the FCC.
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
On February 11, 2021, the Debtors entered into a plan support agreement (together with all exhibits and schedules thereto, the “PSA”) with certain of the Debtors’ prepetition secured and unsecured creditors (the “Consenting Creditors” and together with the Debtors, the “PSA Parties”). The PSA contains certain covenants on the part of the PSA Parties, including but not limited to the Consenting Creditors voting in favor of the Joint Chapter 11 Plan of Reorganization of Intelsat S.A. and Its Debtor Affiliates (as proposed, the “Plan”), and provides that the Debtors shall achieve certain milestones (unless extended or waived in writing). In connection with the PSA, on February 12, 2021, the Debtors filed the Plan and the Disclosure Statement for the Joint Chapter 11 Plan of Reorganization of Intelsat S.A. and Its Debtor Affiliates (the “Disclosure Statement”), which describes a variety of topics related to the Chapter 11 Cases, including (i) events leading to the Chapter 11 Cases; (ii) significant events that took place during the Chapter 11 Cases; (iii) certain terms of the Plan; and (iv) certain anticipated risk factors associated with, and anticipated consequences of the Plan. The Bankruptcy Court is currently scheduled to determine the adequacy of the Disclosure Statement in the second quarter of 2021.
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Note 12—Debt.
While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make monthly interest payments on their senior secured debt instruments pursuant to the adequate protection requirements under the DIP Order. For the three months ended March 31, 2021, the contractual interest expense pursuant to our unsecured debt instruments that was not recognized in our condensed consolidated statement of operations was $192.3 million.
Delisting of Intelsat S.A. Common Shares
On May 20, 2020, the New York Stock Exchange (“NYSE”) filed a Form 25 with the SEC to delist the Company’s common shares, $0.01 par value from the NYSE. The delisting became effective 10 days after the Form 25 was filed. The deregistration of the common shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) became effective 90 days after the filing date of the Form 25. The common shares remain registered under Section 12(g) and Section 15(d) of the Exchange Act. The Company’s common shares began trading on the OTC Pink Marketplace on May 19, 2020 under the symbol “INTEQ.”
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
Liabilities subject to compromise consisted of the following (in thousands):

	As of December 31, 2020	As of March 31, 2021
Accounts payable	$9,545	$10,563
Debt subject to comprise	9,782,161	9,782,161
Accrued interest on debt subject to compromise	341,676	341,676
Other long-term liabilities subject to compromise	35,136	34,860
Total liabilities subject to compromise	$10,168,518	$10,169,260
Reorganization Items
The expenses, gains and losses directly and incrementally resulting from the Chapter 11 Cases are separately reported as reorganization items in our condensed consolidated statement of operations.
Reorganization items consisted of the following (in thousands):

Three Months Ended March 31, 2021
Professional fees	$55,782
Other reorganization costs	30
Total reorganization items	$55,812
Going Concern
Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our condensed consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, that raised substantial doubt as to the Company’s ability to continue as a going concern. As reflected in our condensed consolidated financial statements, the Company had cash and cash equivalents of $814.7 million and an accumulated deficit of $8.6 billion as of March 31, 2021. The Company generated income from operations of $11.3 million and a net loss of $174.3 million for the three months ended March 31, 2021.
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

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. As such, we have reclassified all such debt obligations, other than debt subject to compromise, to current maturities of long-term debt on our condensed consolidated balance sheets as of December 31, 2020 and March 31, 2021. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Note 12—Debt.
Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Note 3—Acquisition of Gogo Commercial Aviation
On August 31, 2020, following approval from the Bankruptcy Court, Intelsat Jackson and Gogo Inc. (NASDAQ: GOGO), a Delaware corporation (“Gogo”), entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with respect to Gogo’s commercial aviation business, consisting of all of the equity interests of Gogo LLC and Gogo International Holdings LLC (collectively known as “Gogo CA”), for $400.0 million in cash, subject to customary adjustments. On December 1, 2020, Intelsat Jackson completed the acquisition pursuant to the terms and conditions of the Purchase and Sale Agreement (the “Gogo Transaction”). Upon completion of the acquisition, the entities comprising the Gogo CA business became indirect wholly-owned subsidiaries of Intelsat S.A.
Gogo CA is one of the largest global providers of in-flight broadband connectivity. The acquisition of Gogo CA brings together two complementary enterprises – one of the world’s largest satellite operators with a leading provider of commercial in-flight broadband and entertainment services, to deliver innovation and long-term value to commercial airlines.
The Company accounted for the business combination in accordance with ASC 805, Business Combinations. The Company recorded the acquisition using the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition. The Company based the preliminary allocation of the purchase price on estimates and assumptions known at the date of acquisition that are subject to change within the purchase price allocation period, which is generally one year from the acquisition date.
The net payment associated with the transaction was $386.4 million, which represents total cash consideration of $400.0 million, adjusted for estimated closing cash, indebtedness, working capital excess and any transaction expenses. The primary difference between the net payment and purchase consideration of $409.1 million was the settlement of a pre-existing relationship that was favorable to Intelsat S.A.

The following table summarizes the preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed on the acquisition date, based on estimated fair values both as disclosed in the Company’s 2020 Annual Report and as adjusted for measurement period adjustments identified during the first quarter of 2021 (in thousands):

	Purchase Price Allocation
	As of December, 1, 2020 (preliminary)	Measurement Period Adjustments	As of March 31, 2021 (as adjusted)
Assets acquired
Cash and cash equivalents	$9,867	$—	$9,867
Receivables, net of allowances	52,849	138	52,987
Inventory	144,014	(5,619)	138,395
Prepaid expenses and other current assets	36,140	—	36,140
Property and equipment	41,328	8,081	49,409
Amortizable intangible assets
Software	45,464	—	45,464
Trade name	1,000	—	1,000
Goodwill	77,620	(3,940)	73,680
Other assets
Supplemental type certificates	24,253	48	24,301
Line fit certificates	21,776	—	21,776
Other assets	100,566	—	100,566
Total assets acquired	554,877	(1,292)	553,585
Liabilities assumed
Current liabilities
Accounts payable and accrued liabilities	(63,300)	779	(62,521)
Contract liabilities	(13,527)	513	(13,014)
Other current liabilities	(25,472)	—	(25,472)
Noncurrent liabilities	(43,522)	—	(43,522)
Total liabilities assumed	(145,821)	1,292	(144,529)
Total purchase consideration	$409,056	$—	$409,056
The fair value estimates of the net assets acquired are based upon calculations and valuations, and estimates and assumptions regarding certain tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill represents expected synergies in mobility services and connectivity, $63.0 million of which is deductible for tax purposes.
The measurement period adjustments decreased the provisionally recognized goodwill by $3.9 million and have been recognized prospectively, which primarily relate to an $8.1 million adjustment in the provisional value of property and equipment and a $5.6 million adjustment in the provisional value of inventory as a result of additional information obtained during the quarter. These adjustments did not have a material impact on our condensed consolidated balance sheets, statements of operations or cash flows in any periods previously reported.
Gogo CA contributed $56.2 million of revenue and $39.4 million of net loss for the three months ended March 31, 2021, which were included in our condensed consolidated statements of operations. If the acquisition had occurred on January 1, 2020, our unaudited pro forma revenue and net loss would have been $564.2 million and $294.2 million, respectively, for the three months ended March 31, 2020. The unaudited pro forma combined financial information is disclosed for illustrative purposes only, and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the dates indicated or what the results would be for any future periods.
Acquisition-related costs for the three months ended March 31, 2021 amounted to $3.4 million, with no comparable amounts for the three months ended March 31, 2020, which were included within selling, general and administrative expenses in our condensed consolidated statements of operations.

Note 4—Share Capital
Under our Articles of Incorporation, we have an authorized share capital of $10.0 million, represented by 1.0 billion shares of any class with a nominal value of $0.01 per share. At March 31, 2021, there were approximately 142.2 million common shares issued and outstanding.
Note 5—Revenue
(a) Contract Liabilities
As of December 31, 2020 and March 31, 2021, we had contract liabilities of $405.2 million and $606.5 million, respectively, related to reimbursable costs associated with the FCC Final Order. As of December 31, 2020, these amounts were included within contract liabilities, net of current portion, and as of March 31, 2021, these amounts were included within contract liabilities on our condensed consolidated balance sheets.
For the three months ended March 31, 2020 and 2021, we recognized revenue of $86.1 million and $90.4 million, respectively, that was included in the contract liability balances as of January 1, 2020 and 2021, respectively.
(b) Assets Recognized from the Costs to Obtain a Customer Contract
For the three months ended March 31, 2020 and 2021, we capitalized $1.1 million and $2.7 million for costs to obtain a customer contract, respectively, and amortized $1.6 million and $1.3 million, respectively. As of December 31, 2020 and March 31, 2021, capitalized costs to obtain a customer contract amounted to $10.4 million and $11.8 million, respectively, and were included within other assets in our condensed consolidated balance sheets.
(c) Remaining Performance Obligations
Our remaining performance obligation is our expected future revenue under our existing customer contracts and includes both cancelable and non-cancelable contracts. Our remaining performance obligation was approximately $5.8 billion as of March 31, 2021. As of March 31, 2021, the weighted average remaining customer contract life was approximately 3.8 years. Approximately 38%, 25%, and 37% of our total remaining performance obligation as of March 31, 2021 is expected to be recognized as revenue during 2021 and 2022, 2023 and 2024, and 2025 and thereafter, respectively. The amount included in the remaining performance obligation represents the full-service charge for the duration of the contract and does not include termination fees. The amount of the termination fees, which is not included in the remaining performance obligation amount, is generally calculated as a percentage of the remaining performance obligation associated with the contract. In certain cases of breach for non-payment or customer financial distress or bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our remaining performance obligation includes 100% of the remaining performance obligation of our consolidated ownership interests, which is consistent with the accounting for our ownership interest in these entities.
(d) Business and Geographic Segment Information
We operate in a single industry segment in which we provide satellite and other communications services to our customers around the world. Our revenues are disaggregated by billing region, service type and customer set. Revenue by region is based on the locations of customers to which services are billed. Our satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of our remaining assets, substantially all are located in the U.S. Gogo CA revenues are allocated to the geographic location where the airline customer is domiciled.
The following table disaggregates revenue by billing region (in thousands, except percentages):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2021
North America	$235,005	51%	$285,242	57%
Europe	53,938	12%	52,637	10%
Latin America and Caribbean	51,475	11%	49,706	10%
Africa and Middle East	61,902	13%	55,921	11%
Asia-Pacific	56,500	12%	59,257	12%
Total	$458,820		$502,763

The following table disaggregates revenue by type of service (in thousands, except percentages):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2021
On-Network Revenues
Transponder services	$331,334	72%	$325,110	65%
Managed services	72,261	16%	69,626	14%
Channel	426	—%	194	—%
Total on-network revenues	404,021	88%	394,930	79%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	43,688	10%	42,595	8%
Satellite-related services	11,111	2%	9,006	2%
Total off-network and other revenues	54,799	12%	51,601	10%
In-flight Services Revenues
Services	—		44,711	9%
Equipment	—		11,521	2%
Total in-flight services revenue	—		56,232	11%
Total	$458,820		$502,763
The following table disaggregates revenue by type of customer application (in thousands, except percentages):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2021
Network services	$149,378	33%	$213,969	43%
Media	205,830	45%	184,953	37%
Government	95,752	21%	97,913	19%
Satellite-related services	7,860	1%	5,928	1%
Total	$458,820		$502,763
Our largest customer accounted for approximately 15% and 11% of our revenue during the three months ended March 31, 2020 and 2021, respectively. Our ten largest customers accounted for approximately 42% and 37% of our revenue during the three months ended March 31, 2020 and 2021, respectively.
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
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data or where otherwise noted):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021
Numerator:
Net loss attributable to Intelsat S.A.	$(218,771)	$(174,876)
Denominator:
Basic weighted average shares outstanding (in millions)	141.5	142.2
Diluted weighted average shares outstanding (in millions)	141.5	142.2
Basic EPS	$(1.55)	$(1.23)
Diluted EPS	$(1.55)	$(1.23)
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
Due to a net loss for each of the three months ended March 31, 2020 and 2021, there were no dilutive securities, and therefore, basic and diluted EPS were the same. The weighted average number of common shares that could potentially dilute basic EPS in the future was 22.7 million and 22.6 million for the three months ended March 31, 2020 and 2021, respectively, primarily consisting of the 2025 Convertible Notes.
Note 7—Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) defines fair value, establishes a market-based framework or hierarchy for measuring fair value and provides for certain required disclosures about fair value measurements. The guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value but does not require any new fair value measurements.
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
Recurring Fair Value Measurements
The tables below present assets measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy (in thousands). No transfers between Level 1, Level 2 and Level 3 fair value measurements occurred for the three months ended March 31, 2021.

		Fair Value Measurements as of December 31, 2020
Description	As of December 31, 2020	Level 1	Level 2	Level 3
Assets
Marketable securities(1)	$5,205	$5,205	$—	$—
Common stock warrant(2)	3,239	—	—	3,239
Total assets	$8,444	$5,205	$—	$3,239

		Fair Value Measurements as of March 31, 2021
Description	As of March 31, 2021	Level 1	Level 2	Level 3
Assets
Marketable securities(1)	$5,317	$5,317	$—	$—
Common stock warrant(2)	8,562	—	—	8,562
Total assets	$13,879	$5,317	$—	$8,562
(1)The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, we have classified such investments as Level 1 within the fair value hierarchy. The cost basis of our marketable securities was $4.0 million and $3.8 million as of December 31, 2020 and March 31, 2021, respectively. We sold nominal amounts of marketable securities resulting in a nominal gain during each of the three months ended March 31, 2020 and 2021. These amounts are included in other income, net in our condensed consolidated statements of operations.
(2)We valued the common stock warrant using a valuation technique that reflects the risk-free interest rate, time to maturity, volatility of comparable companies, and the expected transaction price and impact on this asset that may result from a potential merger or acquisition transaction. We identified the inputs used to calculate the fair value as Level 3 inputs and concluded that the valuation in its entirety is classified as Level 3 within the fair value hierarchy.

The following table presents a reconciliation of the common stock warrant, which is measured and recorded at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021
Balance as of beginning of period	$3,239	$3,239
Unrealized gain included in other income, net	—	5,323
Balance as of end of period	$3,239	$8,562
Nonrecurring Fair Value Measurements
The carrying values of certain assets may be adjusted to fair value in subsequent periods on a nonrecurring basis if an event occurs or circumstances change that indicate that the asset is impaired or, for investments in equity securities without readily determinable fair values, observable transactions for identical or similar investments of the same issuer support a change in the investment fair value. During the first quarter of 2020, we recognized an impairment of non-amortizable intangible assets of $12.2 million. This fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs. See Note 11—Goodwill and Other Intangible Assets for additional information.
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
Included in accumulated other comprehensive loss at March 31, 2021 was $112.8 million ($81.2 million, net of tax) that has not yet been recognized in net periodic benefit cost.

The tables below show the components of net periodic benefit cost (income) for the three months ended March 31, 2020 and 2021 (in thousands). These amounts are recognized in other income (expense), net in the condensed consolidated statements of operations.

	Pension Benefits
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021
Interest cost	$2,962	$2,030
Expected return on plan assets	(5,810)	(5,592)
Amortization of unrecognized net loss	1,600	2,046
Net periodic benefit income	$(1,248)	$(1,516)

	Other Postretirement Benefits
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021
Interest cost	$266	$149
Amortization of unrecognized prior service credits	(636)	(636)
Amortization of unrecognized net gain	(305)	(347)
Net periodic benefit income	$(675)	$(834)
(b) Other Retirement Plans
We maintain a defined contribution retirement plan qualified under the provisions of Section 401(k) of the Internal Revenue Code for our employees in the United States. We have received authorization from the Bankruptcy Court to continue making our contributions in the ordinary course during the Chapter 11 Cases. We recognized compensation expense for this plan of $2.3 million and $3.4 million for the three months ended March 31, 2020 and 2021, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.
Note 9—Satellites and Other Property and Equipment
(a) Satellites and Other Property and Equipment, net
Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2020	As of March 31, 2021
Satellites and launch vehicles	$10,500,021	$10,748,817
Information systems and ground segment	1,062,216	1,075,357
Buildings and other	322,093	326,599
Total cost	11,884,330	12,150,773
Less: accumulated depreciation	(7,126,453)	(7,259,852)
Total	$4,757,877	$4,890,921
Satellites and other property and equipment are stated at historical cost, except for satellites that have been impaired. Satellites and other property and equipment acquired as part of an acquisition are stated based on their fair value at the date of acquisition.
Satellites and other property and equipment, net of accumulated depreciation as of December 31, 2020 and March 31, 2021, included construction-in-progress of $768.6 million and $857.2 million, respectively. These amounts relate primarily to satellites under construction and related launch services. As of March 31, 2021, we incurred C-band clearing related costs and expenses of $724.7 million, of which $632.7 million was capitalized. Of this capitalized amount, $604.0 million and $28.7 million was capitalized as satellites and other property and equipment, net of accumulated depreciation, and other current assets, respectively, in the condensed consolidated balance sheets. An estimated $619.5 million of the capitalized costs is expected to be reimbursable under the FCC Final Order.
Interest costs of $4.0 million and $16.0 million were capitalized for the three months ended March 31, 2020 and 2021, respectively. Additionally, depreciation expense was $154.4 million and $154.8 million for the three months ended March 31, 2020 and 2021, respectively.
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
(b) Satellite Launches
Galaxy 30, the first satellite in Intelsat’s Galaxy fleet refresh plan, was successfully launched on August 15, 2020. Galaxy 30 replaced Galaxy 14 at 125ºW serving media customers in the North America region. Galaxy 30 is the first four-frequency Intelsat satellite with C-, Ku-, Ka- and L-band capabilities. In addition, Galaxy 30 offers broadband, mobility and network services to mobile network, enterprise and government customers in the North America region. The satellite also plays an important role in the Company’s U.S. C-band spectrum transition plan. Galaxy 30 entered into service in February 2021.
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
We have determined that this joint venture meets the criteria of a VIE under ASC 810, and we have concluded that we are the primary beneficiary because decisions relating to any future relocation of the Horizons 2 satellite, the most significant asset of the joint venture, are effectively controlled by us. In accordance with ASC 810, as the primary beneficiary, we consolidate Horizons Holdings within our condensed consolidated financial statements. Total assets of Horizons Holdings were $14.2 million and $13.9 million as of December 31, 2020 and March 31, 2021, respectively. Total liabilities were nominal as of December 31, 2020 and $1.6 million as of March 31, 2021.
We have a revenue sharing agreement with JSAT related to services sold on the Horizons 1 and Horizons 2 satellites. We are responsible for billing and collection for such services, and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons 1 and Horizons 2 satellites were $1.8 million and $3.3 million as of December 31, 2020 and March 31, 2021, respectively.
(b) Horizons-3 Satellite LLC
On November 4, 2015, we entered into an additional joint venture agreement with JSAT. The joint venture, Horizons 3, was formed for the purpose of developing, launching, managing, operating and owning a high-performance satellite located at the 169ºE orbital location.
Horizons 3, which is 50% owned by each of Intelsat and JSAT, was set up with joint sharing of management authority and equal rights to profits and revenues from the joint venture. Similar to Horizons Holdings, we have a revenue sharing agreement with JSAT related to services sold on the Horizons 3e satellite. In addition, we are responsible for billing and collection for such services, and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons 3e satellite were $5.0 million and $7.2 million as of December 31, 2020 and March 31, 2021, respectively.
We have determined that this joint venture meets the criteria of a VIE under ASC 810; however, we have concluded that we are not the primary beneficiary and therefore do not consolidate Horizons 3. The assessment considered both quantitative and qualitative factors, including an analysis of voting power and other means of control of the joint venture, as well as each owner’s exposure to risk of loss or gain. Because we and JSAT equally share control over the operations of the joint venture and also equally share exposure to risk of losses or gains, we concluded that we are not the primary beneficiary of Horizons 3. Our investment, included within other assets in our condensed consolidated balance sheets, is accounted for using the equity method of accounting. The investment balance, which is equivalent to our maximum exposure to loss, was $103.8 million and $103.7 million as of December 31, 2020 and March 31, 2021, respectively. The investment balance exceeded our equity in the net assets of Horizons 3 by $10.9 million and $10.7 million as of December 31, 2020 and March 31, 2021, respectively. This basis difference represents the capitalized interest that we incurred in relation to financing our investment, and we recognize it as a reduction of our equity in earnings of Horizons 3 on a straight-line basis over the life of the satellite. We recognized a nominal amount of equity in losses of Horizons 3 in other income, net for each of the three months ended March 31, 2020 and 2021.

In connection with our investment in Horizons 3, we entered into a capital contribution and subscription agreement, which requires us to fund our 50% share of the amounts due in order to maintain our respective 50% interest in the joint venture. Pursuant to this agreement, we made contributions of $2.7 million for the year ended December 31, 2020 with no comparable amounts during the three months ended March 31, 2021. We received distributions of $9.0 million for the year ended December 31, 2020 with no comparable amounts for the three months ended March 31, 2021. The Company utilizes the cumulative earnings approach to determine whether distributions received from equity method investees are returns on investment or returns of investment. In addition, our indirect subsidiary that holds our investment in Horizons 3 has entered into a security and pledge agreement with Horizons 3, pursuant to which it has granted a security interest in its membership interest in Horizons 3. Further, our indirect subsidiary has granted a security interest to Horizons 3 in its customer capacity contracts and its ownership interest in its wholly-owned subsidiary that holds the FCC license required for the joint venture’s operations.
The Horizons 3e satellite entered into service in January 2019. The Company purchases satellite capacity and related services from the Horizons 3 joint venture, and then sells that capacity to its customers. We incurred direct costs of revenue related to these purchases of $5.0 million and $4.5 million during the three months ended March 31, 2020 and 2021, respectively. The Company also sells managed ground network services to the Horizons 3 joint venture and provides program management services for a fee. We recorded an offset to direct costs of revenue related to the provision of these services of $1.8 million and $1.7 million during the three months ended March 31, 2020 and 2021, respectively. On the condensed consolidated balance sheets as of March 31, 2021, $0.5 million due from Horizons 3 was included in receivables with no comparable amount as of December 31, 2020, and $1.5 million due to Horizons 3 was included in accounts payable and accrued liabilities as of both December 31, 2020 and March 31, 2021.
(c) Investments in Equity Securities
The Company holds noncontrolling equity investments in six separate privately held companies, including investments in equity securities without readily determinable fair values and common stock warrants.
In accordance with ASC 321, Investments—Equity Securities, we use the measurement alternative to measure the fair value of our investments in equity securities without readily determinable fair values. Accordingly, these investments are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. These investments were recorded in other assets in our condensed consolidated balance sheets and had a total carrying value of $31.9 million as of both December 31, 2020 and March 31, 2021.
We measure our stock warrants at fair value and recognized an increase in fair value of stock warrants of $5.3 million for the three months ended March 31, 2021 with no comparable amounts for the three months ended March 31, 2020 (see Note 7—Fair Value Measurements and Note 13—Derivative Instruments and Hedging Activities for additional information). The warrants were recorded in other assets in our condensed consolidated balance sheets and had a cumulative fair value of $3.2 million and $8.6 million as of December 31, 2020 and March 31, 2021, respectively.
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
Loan receivables were recorded in other assets in our condensed consolidated balance sheets at an amortized cost basis of $71.2 million and $73.4 million as of December 31, 2020 and March 31, 2021, respectively. These amounts were net of unamortized discount of $0.7 million and $0.1 million, and unamortized deferred transaction costs of $0.2 million and a nominal amount, as of December 31, 2020 and March 31, 2021, respectively. As of December 31, 2020 and March 31, 2021, $1.9 million and $1.0 million, respectively, of accrued interest related to our loan receivables was recorded in prepaid expenses and other current assets in our condensed consolidated balance sheets. We recognized interest income related to our loan receivables of $0.9 million and $1.0 million for the three months ended March 31, 2020 and 2021, respectively.
A loan is determined to be impaired and placed on non-accrual status when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due under the contractual terms of the applicable loan agreement. We did not recognize any impairment losses related to loan receivables during either of the three months ended March 31, 2020 and 2021.
The fair value of loan receivables is evaluated on a loan-by-loan basis, and is determined based on assessments of discounted cash flows that are considered probable of collection. We consider these inputs to be Level 3 within the fair value hierarchy under ASC 820. The cumulative fair value of our loan receivables as of December 31, 2020 and March 31, 2021 was $72.9 million and $74.4 million, respectively.

Note 11—Goodwill and Other Intangible Assets
(a) Goodwill
As a result of the Gogo Transaction, we provisionally recognized goodwill of $77.6 million as of December 1, 2020, which was subsequently decreased by $3.9 million as a result of measurement period adjustments during the first quarter of 2021. See Note 3—Acquisition of Gogo Commercial Aviation for additional discussion.
The carrying amounts of goodwill consisted of the following (in thousands):

	As of December 31, 2020	As of March 31, 2021
Goodwill	$6,858,447	$6,854,507
Accumulated impairment losses	(4,160,200)	(4,160,200)
Net carrying amount	$2,698,247	$2,694,307
(b) Orbital Locations, Trade Name and Other Intangible Assets
Orbital Locations and Trade Name. During the first quarter of 2020, we recognized an impairment of our trade name intangible asset of $12.2 million, which is included within impairment of non-amortizable intangible assets in the condensed consolidated statements of operations.
The carrying amounts of acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of December 31, 2020	As of March 31, 2021
Orbital locations	$2,250,000	$2,250,000
Trade name	45,000	45,000
Total non-amortizable intangible assets	$2,295,000	$2,295,000
Other Intangible Assets. The carrying amounts and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2020			As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$744,760	$(722,697)	$22,063	$744,760	$(724,862)	$19,898
Customer relationships	534,030	(309,486)	224,544	534,030	(314,602)	219,428
Software	45,808	(1,846)	43,962	46,892	(4,629)	42,263
Total	$1,324,598	$(1,034,029)	$290,569	$1,325,682	$(1,044,093)	$281,589
Intangible assets are amortized based on the expected pattern of consumption. Amortization expense was $7.8 million and $10.1 million for the three months ended March 31, 2020 and 2021, respectively.
Note 12—Debt
As discussed in Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters, the filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. As such, we have reclassified all such debt obligations, other than debt subject to compromise, to current maturities of long-term debt on our condensed consolidated balance sheet as of March 31, 2021. Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make monthly interest payments on their senior secured debt instruments pursuant to the adequate protection requirements under the DIP Order.
The carrying values and fair values of our notes payable and debt were as follows (in thousands):

	As of December 31, 2020		As of March 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
4.5% Convertible Senior Notes due June 2025 (1)	$402,500	$130,813	$402,500	$130,813

	As of December 31, 2020		As of March 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unamortized prepaid debt issuance costs and discount on 4.5% Convertible Senior Notes	—	—	—	—
Total Intelsat S.A. obligations	402,500	130,813	402,500	130,813
Intelsat Luxembourg:
7.75% Senior Notes due June 2021 (1)	421,219	14,743	421,219	8,424
Unamortized prepaid debt issuance costs on 7.75% Senior Notes	—	—	—	—
8.125% Senior Notes due June 2023 (1)	1,000,000	130,000	1,000,000	170,000
Unamortized prepaid debt issuance costs on 8.125% Senior Notes	—	—	—	—
12.5% Senior Notes due November 2024 (1)	403,350	42,352	403,350	62,519
Unamortized prepaid debt issuance costs and discount on 12.5% Senior Notes	—	—	—	—
Total Intelsat Luxembourg obligations	1,824,569	187,095	1,824,569	240,943
Intelsat Connect Finance:
9.5% Senior Notes due February 2023 (1)	1,250,000	334,375	1,250,000	437,500
Unamortized prepaid debt issuance costs and discount on 9.5% Senior Notes	—	—	—	—
Total Intelsat Connect Finance obligations	1,250,000	334,375	1,250,000	437,500
Intelsat Jackson:
9.5% Senior Secured Notes due September 2022	490,000	543,900	490,000	582,488
Unamortized prepaid debt issuance costs and discount on 9.5% Senior Secured Notes	(7,495)	—	(6,507)	—
8% Senior Secured Notes due February 2024	1,349,678	1,373,297	1,349,678	1,396,917
Unamortized prepaid debt issuance costs and premium on 8% Senior Secured Notes	(3,072)	—	(2,854)	—
5.5% Senior Notes due August 2023 (1)	1,985,000	1,349,800	1,985,000	1,210,850
Unamortized prepaid debt issuance costs on 5.5% Senior Notes	—	—	—	—
9.75% Senior Notes due July 2025 (1)	1,885,000	1,347,775	1,885,000	1,168,700
Unamortized prepaid debt issuance costs on 9.75% Senior Notes	—	—	—	—
8.5% Senior Notes due October 2024 (1)	2,950,000	2,079,750	2,950,000	1,858,500
Unamortized prepaid debt issuance costs and premium on 8.5% Senior Notes	—	—	—	—
Senior Secured Credit Facilities due November 2023	2,000,000	2,025,000	2,000,000	2,030,000
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(16,955)	—	(15,628)	—
Senior Secured Credit Facilities due January 2024	395,000	400,925	395,000	401,913
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(1,238)	—	(1,145)	—
6.625% Senior Secured Credit Facilities due January 2024	700,000	714,000	700,000	712,250
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(2,194)	—	(2,030)	—
Superpriority Secured DIP Credit Facilities due July 2021	1,000,000	1,011,250	1,000,000	1,011,250
Total Intelsat Jackson obligations	12,723,724	10,845,697	12,726,514	10,372,868
Eliminations:
8.125% Senior Notes of Intelsat Luxembourg due June 2023 owned by Intelsat Jackson (1)	(111,663)	(14,517)	(111,663)	(62,504)
Unamortized prepaid debt issuance costs on 8.125% Senior Notes	—	—	—	—

	As of December 31, 2020		As of March 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
12.5% Senior Notes of Intelsat Luxembourg due November 2024 owned by Intelsat Connect Finance, Intelsat Jackson and Intelsat Envision (1)	(403,245)	(42,341)	(403,245)	(18,983)
Unamortized prepaid debt issuance costs and discount on 12.5% Senior Notes	—	—	—	—
Total eliminations:	(514,908)	(56,858)	(514,908)	(81,487)
Total Intelsat S.A. debt	15,685,885	11,441,122	15,688,675	11,100,637
Less: current maturities of long-term debt	5,903,724	6,068,372	5,906,514	6,134,818
Less: debt included in liabilities subject to compromise	9,782,161	5,372,750	9,782,161	4,965,819
Total Intelsat S.A. long-term debt	$—	$—	$—	$—

(1)In connection with the Chapter 11 Cases, these balances have been reclassified as liabilities subject to compromise in our condensed consolidated balance sheet as of March 31, 2021. As of April 15, 2020, the Company ceased making principal and interest payments, and as of May 13, 2020 ceased accruing interest expense in relation to this long-term debt that was reclassified as liabilities subject to compromise.
The fair value for publicly traded instruments is determined using quoted market prices, and the fair value for non-publicly traded instruments is based upon composite pricing from a variety of sources, including market leading data providers, market makers and leading brokerage firms. Substantially all of the inputs used to determine the fair value of our debt are classified as Level 1 inputs within the fair value hierarchy from ASC 820, except our senior secured credit facilities and our 2025 Convertible Notes, the inputs for which are classified as Level 2, and Intelsat Luxembourg’s 8.125% Senior Notes due 2023 and 12.5% Senior Notes due 2024, the inputs for which are classified as Level 3. While the Company’s Chapter 11 proceedings remain ongoing, trading and fair value pricing may be more volatile and limited.
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
Intelsat Jackson borrowed $500.0 million of term loans under the DIP Facility on the Closing Date. Under the DIP Facility, Intelsat Jackson may, at its sole discretion, make incremental draws of the lesser of $250.0 million and the remaining available commitments of the DIP Lenders. Intelsat Jackson made two additional draws of $250.0 million each on November 27, 2020 and December 14, 2020, bringing the total aggregate principal amount outstanding under the DIP Facility to $1.0 billion as of both December 31, 2020 and March 31, 2021. Drawn amounts under the DIP Facility bear interest at either (i) 4.5% per annum plus a base rate of the highest of (a) the Federal Funds Effective Rate plus ½ of 1.00%, (b) the Prime Rate as in effect on such day and (c) the London Inter-Bank Offered Rate (“LIBOR Rate”) for a one-month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.0%, or (ii) 5.5% plus the LIBOR Rate. For purposes of the DIP Facility, the LIBOR Rate has an effective floor rate of 1.0%. Undrawn amounts under the DIP Facility shall be subject to a ticking fee of 3.6% of the amount of commitments of the DIP Lenders from the entry of the DIP Order until such commitments terminate, which ticking fee shall be payable on the last day of each fiscal quarter prior to the date such commitments terminate and on the date of such termination. If an event of default under the DIP Facility occurs, the overdue amounts under the DIP Facility would bear interest at an additional 2.0% per annum above the interest rate otherwise applicable.
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
Note 13—Derivative Instruments and Hedging Activities
Interest Rate Cap Contracts
As of December 31, 2020, we held interest rate cap contracts with an aggregate notional value of $2.4 billion that matured in February 2021. The fair value of the interest rate cap contracts as of December 31, 2020 was zero. These interest rate cap contracts, which were entered into in 2017 and amended in 2018, were designed to mitigate our risk of interest rate increases on the floating rate portion of our senior secured credit facilities (see Note 12—Debt). The contracts were not designated for hedge accounting treatment in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and the changes in fair value of these instruments, net of payments received, were recognized in the condensed consolidated statements of operations during the period of change.
Common Stock Warrant
During 2019, we were issued a warrant to purchase common shares of an investment. We concluded that the warrant is a free-standing derivative in accordance with ASC 815.
The following table sets forth the fair value of our derivatives by category (in thousands):

Derivatives not designated as hedging instruments	Classification	As of December 31, 2020	As of March 31, 2021
Common stock warrant	Other assets	$3,239	$8,562
The following table sets forth the effect of the derivative instruments in our condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021
Interest rate cap contracts	Loss included in interest expense, net	$(335)	$—
Common stock warrant	Gain included in other income, net	—	5,323
Total (loss) gain on derivative financial instruments		$(335)	$5,323
Note 14—Income Taxes
The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.
In response to the COVID-19 pandemic, on March 18, 2020, the Families First Coronavirus Response Act (the “FFCR Act”) was enacted, and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The FFCR Act and the CARES Act contain numerous income tax provisions, such as increasing the 30 percent adjusted taxable income threshold to 50 percent for taxable years beginning in 2019 and 2020 for purposes of determining allowable business interest expense deductions. The CARES Act repeals the 80 percent limitation for taxable years beginning before January 1, 2021 (enacted by the U.S. Tax Cut and Jobs Act (the “Act”)), and it further specifies that net operating losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, are allowed as a carryback to each of the five taxable years preceding the taxable year of such losses. Modifications to the tax rules for the carryback of net operating losses and business interest limitations resulted in a federal tax refund of approximately $8.1 million for the three months ended March 31, 2020. In addition, the CARES Act includes refundable payroll tax credits and deferral of employment side social security payments. As of March 31, 2021, Intelsat’s payroll deferral amount was approximately $6.8 million.

The majority of our operations are located in taxable jurisdictions, including Luxembourg, the U.S. and the United Kingdom (“UK”). Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of taxable income in the foreseeable future, we recorded a full valuation allowance against the cumulative net operating losses generated in Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the U.S. and the UK, as well as withholding taxes on revenue earned in some of the foreign markets in which we operate, benefits recorded in 2020 from impacts of the CARES Act and a tax reserve established on certain tax benefits taken on the Base Erosion and Anti-Abuse Tax (“BEAT”).
As of December 31, 2020 and March 31, 2021, our gross unrecognized tax benefits were $51.4 million and $53.8 million, respectively (including interest and penalties), of which $47.6 million and $49.9 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2020 and March 31, 2021, we had recorded reserves for interest and penalties in the amount of $0.8 million and $1.0 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2020, the change in the balance of unrecognized tax benefits has consisted of an increase of $1.6 million related to current tax positions, and an increase of $0.8 million related to prior tax positions.
We operate in various taxable jurisdictions throughout the world, and our tax returns are subject to audit and review from time to time. We consider Luxembourg, the U.S., the UK and Brazil to be our significant tax jurisdictions. Our subsidiaries in these jurisdictions are subject to income tax examination for periods after December 31, 2015. We believe that there are no jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows within the next twelve months.
During 2019, the Company made payments to the government of India in the amount of $7.0 million with respect to ongoing administrative proceedings. We believe it is more likely than not that the positions which we have presented in these matters will result in a favorable outcome for the Company. As a result, the payments have been recorded in taxes receivable.
Effective January 31, 2020, the UK formally exited the European Union (“EU”). As a result of the withdrawal, existing tax reliefs and exemptions on intra-European transactions will likely cease to apply to transactions between UK entities and EU entities. In addition, transactions with non-EU countries, such as the U.S., may also be affected. As of March 31, 2021, all relevant tax laws and treaties remained unchanged and the tax consequences were unknown. Therefore, we have not recognized any impacts of the withdrawal in the income tax provision as of March 31, 2021. We will recognize any impacts to the tax provision when changes in tax laws or treaties between the UK and the EU or individual EU member states are enacted.
On December 2, 2019, the U.S. Department of Treasury and the U.S. Internal Revenue Service released final regulations with respect to the BEAT as enacted by the Act. These regulations represent the final version of proposed regulations which were released in December 2018. The BEAT is a minimum tax established by the Act, which was signed into law in December 2017, that subjects certain payments made by U.S. corporations or subsidiaries to foreign related parties to a secondary federal income tax regime in the U.S. The final regulations clarify which taxpayers are subject to the BEAT and how the BEAT rules apply to certain payments and transactions. We have adopted the final BEAT regulations as of the release date. These regulations are effective for the Company as of its tax year ended December 31, 2018. A second set of final regulations was issued on September 1, 2020, addressing among other topics, the application of the BEAT to partnerships and the application of the effectively connected income exception to depreciable or amortizable property contributed to a U.S. partnership by a foreign partner. Similar to the first set of final regulations issued in December 2019, the second set of final regulations are effective for the Company as of its tax year ended December 31, 2018. The Company recognized the BEAT tax impact associated with the second set of final regulations related to its tax year ended December 31, 2020 and three months ended March 31, 2021 in the amount of $8.8 million and $1.5 million, respectively.
Note 15—Commitments and Contingencies
On May 13, 2020, Intelsat S.A. and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed and prepetition liabilities are subject to compromise. See Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters.
SES Claim
On July 14, 2020, SES Americom, Inc. (“SES”) filed a proof of claim in the Bankruptcy Court in the amount of $1.8 billion against each of the Debtors. SES asserts that the Debtors owe money (or will owe money) to SES pursuant to certain contractual and fiduciary obligations made in the context of the consortium agreement between Debtor Intelsat US LLC, SES, and other satellite operators (the “Consortium Agreement”). SES claims that it is entitled to 50% of the combined payments that may eventually be payable to the Debtors and SES pursuant to the FCC Final Order, which provides for Acceleration Payments subject to the satisfaction of certain deadlines and other conditions set forth therein. SES’s proof of claim alleges that the Debtors breached the Consortium

Agreement by taking the position that the Debtors are not required to split Acceleration Payments with SES and the other members of the consortium. The proof of claim also alleges breach of fiduciary duties and unjust enrichment and seeks monetary and punitive damages. We dispute the allegations in the proof of claim and on October 19, 2020, filed an objection to the claim, which we intend to litigate vigorously. A trial on the SES claim is scheduled to commence on June 28, 2021 in the Bankruptcy Court. To the extent that any portion of SES’s claim is allowed, we have asked the Bankruptcy Court to “equitably subordinate” such claim based on SES’s conduct in matters related to the Consortium Agreement. While the ultimate resolution of the claim is not currently predictable, if there is an adverse ruling, the ruling could constitute a material adverse outcome on our future consolidated financial condition.
Other Litigation Matters
In the absence of the automatic stay due to the Chapter 11 Cases, we are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.
Note 16—Related Party Transactions
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
Note 17—Condensed Combined Debtors' Financial Information
The following presents our Debtors' condensed combined balance sheets as of December 31, 2020 and March 31, 2021, statements of operations for the three months ended March 31, 2021 and statement of cash flows for the three months ended March 31, 2021. Consolidating adjustments include eliminations of the following:
•investments in subsidiaries;
•intercompany accounts;
•intercompany sales and expenses; and
•intercompany equity balances.
Intercompany balances with non-Debtor affiliates have not been eliminated. On the Debtors’ condensed combined balance sheet, these primarily consist of net intercompany trade receivables generated under our Master Intercompany Service Agreement (“MISA”), funding for the operations of non-Debtor affiliates and funding for the acquisition of Gogo CA. On the Debtors’ condensed combined statements of operations, total reported revenue includes intercompany revenue of $67.6 million for the three months ended March 31, 2021, primarily consisting of satellite capacity charges. Cost from affiliates primarily relates to sales and technical support services provided to Debtors as specified under the MISA. Investments in non-Debtor affiliates are presented under the equity method of accounting in the condensed combined financial statements set forth below.

DEBTORS' CONDENSED COMBINED BALANCE SHEET
(in thousands, except per share amounts)

	December 31, 2020	March 31, 2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$879,191	$661,505
Restricted cash	20,817	26,682
Receivables, net of allowances of $34,391 in 2020 and $34,541 in 2021	561,573	732,257
Contract assets	15,474	23,464
Inventory	1,347	924
Prepaid expenses and other current assets	100,021	93,769
Intercompany receivables	678,188	723,098
Total current assets	2,256,611	2,261,699
Satellites and other property and equipment, net	4,656,678	4,789,266
Goodwill	2,624,452	2,624,452
Non-amortizable intangible assets	2,295,000	2,295,000
Amortizable intangible assets, net	245,649	238,490
Contract assets, net of current portion	26,642	24,591
Investment in affiliates	150,029	90,300
Other assets	357,897	359,861
Total assets	$12,612,958	$12,683,659
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$222,876	$289,920
Taxes payable	6,743	7,593
Employee related liabilities	36,563	34,617
Accrued interest payable	17,747	17,985
Current maturities of long-term debt	5,903,724	5,906,514
Contract liabilities	146,762	755,437
Deferred satellite performance incentives	47,377	52,164
Other current liabilities	43,885	44,298
Total current liabilities	6,425,677	7,108,528
Contract liabilities, net of current portion	1,422,893	991,318
Deferred satellite performance incentives, net of current portion	138,116	135,077
Deferred income taxes	61,069	63,629
Accrued retirement benefits, net of current portion	129,837	124,691
Other long-term liabilities	188,394	185,810
Liabilities subject to compromise	10,168,518	10,169,260
Shareholders’ deficit:
Common shares, nominal value $0.01 per share	1,421	1,422
Paid-in capital	2,573,840	2,574,563
Accumulated deficit	(8,416,410)	(8,591,286)
Accumulated other comprehensive loss	(80,397)	(79,353)
Total shareholders’ deficit	(5,921,546)	(6,094,654)
Total liabilities and shareholders’ deficit	$12,612,958	$12,683,659

DEBTORS' UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
(in thousands)

Three Months Ended March 31, 2021
Revenue	$405,281
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	63,682
Selling, general and administrative	61,299
Cost from affiliates	12,483
Depreciation and amortization	153,378
Other operating expense—C-band	58,356
Total operating expenses	349,198
Income from operations	56,083
Interest expense, net	(125,779)
Equity in loss of affiliates	(53,530)
Other income, net	11,133
Reorganization items	(55,812)
Loss before income taxes	(167,905)
Income tax expense	(6,971)
Net loss	$(174,876)

DEBTORS' UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS
(in thousands)

Three Months Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(174,876)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153,378
Provision for expected credit losses	5,960
Foreign currency transaction loss	324
Share-based compensation	661
Deferred income taxes	1,560
Amortization of discount, premium, issuance costs and related costs	2,459
Amortization of actuarial loss and prior service credits for retirement benefits	1,063
Unrealized gains on investments and loans held-for-investment	(13,252)
Equity in losses of affiliates	53,530
Other non-cash items	(158)
Changes in operating assets and liabilities:
Receivables	24,214
Intercompany receivables	(37,943)
Prepaid expenses, contract and other assets	8,157
Accounts payable and accrued liabilities	36,425
Accrued interest payable	238
Contract liabilities	(24,329)
Accrued retirement benefits	(5,146)
Other long-term liabilities	(3,468)
Net cash provided by operating activities	28,797
Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(243,221)
Dividends from affiliates	6,418
Net cash used in investing activities	(236,803)
Cash flows from financing activities:
Principal payments on deferred satellite performance incentives	(3,570)
Net cash provided by financing activities	(3,570)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(245)
Net change in cash, cash equivalents and restricted cash	(211,821)
Cash, cash equivalents, and restricted cash, beginning of period	900,008
Cash, cash equivalents, and restricted cash, end of period	$688,187

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated Debtors' balance sheet to the total sum of these same amounts shown on the condensed consolidated Debtors' statement of cash flows:
Cash and cash equivalents	$661,505
Restricted cash	26,682
Total cash, cash equivalents and restricted cash reported in the condensed consolidated Debtors' statement of cash flows	$688,187

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and their notes included in Item 1—Financial Statements in this Quarterly Report, and with our audited consolidated financial statements and their notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). In addition, see “Forward-Looking Statements” for a discussion of factors that could cause our future financial condition and results of operations to be materially different from those discussed below.
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
On August 14, 2020, the Company filed its C-band spectrum transition plan with the FCC. The FCC Final Order provides for monetary enticements for fixed satellite services (“FSS”) providers to clear a portion of the C-band spectrum on an accelerated basis (the “Acceleration Payments”). On September 17, 2020, the Company announced that it finalized materially all of its required contracts with satellite manufacturers and launch-vehicle providers to move forward and meet the accelerated C-band spectrum clearing timelines established by the FCC. Under the FCC Final Order, the Company is eligible to receive Acceleration Payments of approximately $1.2 billion and $3.7 billion based on the milestone clearing certification dates of December 5, 2021 and December 5, 2023, with the respective payments expected to be received in the first half of each successive year, respectively, subject to the satisfaction of certain deadlines and other conditions set forth therein.
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
Pursuant to various orders from the Bankruptcy Court, the Debtors have received approval from the Bankruptcy Court to generally maintain their ordinary course operations and uphold certain commitments to their stakeholders, including employees, customers, and vendors during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make interest payments on a monthly basis to holders of their senior secured debt instruments. For the three months ended March 31, 2021, the contractual interest expense pursuant to our unsecured debt instruments that was not recognized in our condensed consolidated statements of operations was $192.3 million.
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Item 1, Note 12—Debt.
On June 9, 2020, Intelsat Jackson received approval from the Bankruptcy Court (the “DIP Order”) to enter into a non-amortizing multiple draw superpriority secured debtor-in-possession term loan facility (the “DIP Facility”), in an aggregate principal amount of $1.0 billion on the terms and conditions as set forth in the DIP Facility credit agreement (the “DIP Credit Agreement”), with certain of the Debtors’ prepetition secured parties (the “DIP Lenders”), and on June 17, 2020, Intelsat Jackson and certain of its subsidiaries as guarantors (together with Intelsat Jackson, the “DIP Debtors”) entered into the DIP Credit Agreement with the DIP Lenders, as amended by an amendment (“DIP Amendment No. 1”) to the DIP Credit Agreement, dated as of August 24, 2020, and as further amended by a second amendment (“DIP Amendment No. 2”) to the DIP Credit Agreement, dated as of November 25, 2020. For additional information regarding the DIP Facility, DIP Credit Agreement, DIP Amendment No. 1 and DIP Amendment No. 2, see Liquidity and Capital Resources—Debt below.
On July 11, 2020, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing.
On February 11, 2021, the Debtors entered into a plan support agreement (together with all exhibits and schedules thereto, the “PSA”) with certain of the Debtors’ prepetition secured and unsecured creditors (the “Consenting Creditors” and together with the Debtors, the “PSA Parties”). The PSA contains certain covenants on the part of the PSA Parties, including but not limited to the Consenting Creditors voting in favor of the Joint Chapter 11 Plan of Reorganization of Intelsat S.A. and Its Debtor Affiliates (as proposed, the “Plan”), and provides that the Debtors shall achieve certain milestones (unless extended or waived in writing). In connection with the PSA, on February 12, 2021, the Debtors filed the Plan and the Disclosure Statement for the Joint Chapter 11 Plan of Reorganization of Intelsat S.A. and Its Debtor Affiliates (the “Disclosure Statement”), which describes a variety of topics related to the Chapter 11 Cases, including (i) events leading to the Chapter 11 Cases; (ii) significant events that took place during the Chapter 11 Cases; (iii) certain terms of the Plan; and (iv) certain anticipated risk factors associated with, and anticipated consequences of the Plan. The Bankruptcy Court is currently scheduled to determine the adequacy of the Disclosure Statement in the second quarter of 2021.
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
Gogo Transaction
On August 31, 2020, following approval from the Bankruptcy Court, Intelsat Jackson and Gogo entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with respect to Gogo’s commercial aviation business for $400.0 million in cash, subject to customary adjustments (the “Purchase Price”). The transaction further propels the Company’s efforts in the growing commercial IFC market, pairing our high-capacity global satellite and ground network with Gogo’s installed base of more than 3,000 commercial aircraft to redefine the connectivity experience. In connection with the transactions contemplated by the Purchase and Sale Agreement, the DIP Debtors and DIP Lenders entered into DIP Amendment No. 1 and DIP Amendment No. 2 to our DIP Credit Agreement (see —Voluntary Reorganization under Chapter 11 above). On December 1, 2020, we completed the transaction (the “Gogo Transaction”) and funded the Purchase Price with proceeds from our existing DIP Facility and cash on hand.

A. Results of Operations
Three Months Ended March 31, 2020 and 2021
The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021	Dollar Change	Percentage Change
Revenue	$458,820	$502,763	$43,943	10%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	105,085	165,233	60,148	57%
Selling, general and administrative	80,967	102,614	21,647	27%
Depreciation and amortization	163,048	165,241	2,193	1%
Impairment of non-amortizable intangible assets	12,200	—	(12,200)	NM
Other operating expense—C-band	—	58,356	58,356	NM
Total operating expenses	361,300	491,444	130,144	36%
Income from operations	97,520	11,319	(86,201)	(88%)
Interest expense, net	(318,329)	(132,343)	185,986	(58%)
Other income, net	2,735	9,719	6,984	NM
Reorganization items	—	(55,812)	(55,812)	NM
Loss before income taxes	(218,074)	(167,117)	50,957	(23%)
Income tax expense	(141)	(7,189)	(7,048)	NM
Net loss	(218,215)	(174,306)	43,909	(20%)
Net income attributable to noncontrolling interest	(556)	(570)	(14)	3%
Net loss attributable to Intelsat S.A.	$(218,771)	$(174,876)	$43,895	(20%)
Revenue
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

The following table sets forth our comparative revenue by service type, for the periods below (in thousands, except percentages):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$331,334	$325,110	$(6,224)	(2%)
Managed services	72,261	69,626	(2,635)	(4%)
Channel	426	194	(232)	(54%)
Total on-network revenues	404,021	394,930	(9,091)	(2%)
Off-Network and Other Revenues
Transponder, MSS and other off-network services	43,688	42,595	(1,093)	(3%)
Satellite-related services	11,111	9,006	(2,105)	(19%)
Total off-network and other revenues	54,799	51,601	(3,198)	(6%)
In-flight Services Revenues
Services	—	44,711	44,711	NM
Equipment	—	11,521	11,521	NM
Total in-flight services revenue	—	56,232	56,232	NM
Total	$458,820	$502,763	$43,943	10%
Total revenue for the three months ended March 31, 2021 increased by $43.9 million, or 10%, as compared to the three months ended March 31, 2020. By service type, our revenues increased or decreased due to the following:
On-Network Revenues:
•Transponder services—an aggregate decrease of $6.2 million, primarily due to an $18.9 million net decrease in revenue from media customers, partially offset by an $11.3 million increase from network services customers. The decrease in revenue from media customers was primarily due to non-renewals, renewals at lower prices, and service contractions relating to distribution and direct-to-home (“DTH”) solution application customers, partially offset by renegotiated contracts and new business from a DTH solution application customer in Europe. The increase in revenue from network services customers was primarily due to a renegotiated contract with a maritime mobility customer for a different service mix of revenues previously classified as managed services, new business and pricing and capacity increases for an enterprise networks customer, and a service transfer from managed services to transponder services for a cellular backhaul customer. These increased revenues were partially offset by non-renewals, pricing decreases, service contractions, and a service contract termination.
•Managed services—an aggregate decrease of $2.6 million, primarily due to a $2.5 million decrease in revenue from network services customers and a $2.0 million decrease in revenue from media customers, partially offset by a $1.8 million increase in revenue from government customers. The decline in revenues from network services customers was primarily driven by a renegotiated contract with a maritime mobility customer for a different service mix of revenues previously classified as managed services, a service transfer from managed services to transponder services for a cellular backhaul customer, and non-renewals, partially offset by increased revenues from new flex maritime services. The decrease in revenue from media customers was primarily due to a decline in occasional use video services and non-renewals. The increase in revenues from government customers was primarily attributable to new flex services and the entry into service of Galaxy 30, partially offset by non-renewals.
Off-Network and Other Revenues:
•Satellite-related services—an aggregate decrease of $2.1 million, primarily reflecting decreased revenues from professional services supporting third-party satellites.
In-flight Services Revenues:
•Services and equipment—an aggregate increase of $56.2 million attributable to our Gogo CA business.
Operating Expenses
Direct Costs of Revenue (Excluding Depreciation and Amortization)
Direct costs of revenue increased by $60.1 million, or 57%, to $165.2 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was primarily due to a $61.2 million increase in costs attributable to our Gogo CA business, and a $3.3 million increase in staff-related expenses largely relating to our employee retention incentive plans. These increases were partially offset by a $3.5 million decrease in third-party managed capacity costs largely related to a government customer.
Selling, General and Administrative
Selling, general and administrative expenses increased by $21.6 million, or 27%, to $102.6 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was primarily due to a $28.9 million increase in costs attributable to our Gogo CA business, and a $7.2 million increase in staff-related expenses largely relating to our employee retention incentive plans. These increases were partially offset by a $13.4 million decrease in bad debt expense due to a higher bad debt expense for the three months ended March 31, 2020, largely relating to a certain customer that filed for Chapter 11 bankruptcy protection in 2020.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.2 million, or 1%, to $165.2 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Significant items impacting depreciation and amortization included:
•an increase of $6.7 million in depreciation and amortization expense attributable to our Gogo CA business; and
•an increase of $1.0 million in depreciation expense resulting from the impact of a satellite placed in service; partially offset by
•a decrease of $5.4 million in depreciation expense due to the timing of certain satellites becoming fully depreciated.
Impairment of Non-Amortizable Intangible Assets
We recognized an impairment charge of $12.2 million for the three months ended March 31, 2020 relating to the Intelsat trade name intangible asset, with no comparable amounts for the three months ended March 31, 2021. See Item 1, Note 11—Goodwill and Other Intangible Assets for further discussion.
Other Operating Expense—C-band
Other operating expense—C-band consists of reimbursable and non-reimbursable costs associated with our C-band spectrum relocation efforts. We incurred $58.4 million of reimbursable and non-reimbursable C-band clearing related expenses for the three months ended March 31, 2021, with no comparable amounts for the three months ended March 31, 2020.
Interest Expense, Net
Interest expense, net consists of gross interest expense incurred together with gains and losses on interest rate cap contracts (which reflect the changes in their fair values), offset by interest income earned and interest capitalized related to assets under construction. As of December 31, 2020, we held interest rate cap contracts with an aggregate notional amount of $2.4 billion that matured in February 2021. These interest rate cap contracts were held to mitigate the risk of interest rate increases on the floating-rate term loans under our senior secured credit facilities. The contracts were not designated as hedges for accounting purposes. Interest expense, net decreased by $186.0 million, or 58%, to $132.3 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to the following:
•a decrease of $171.4 million in interest expense primarily resulting from Chapter 11 restructuring activities, partially offset by an increase in interest expense recognized on our senior secured credit facilities; and
•a decrease of $12.0 million due to higher capitalized interest primarily resulting from increased levels of satellites and related assets under construction.
The non-cash portion of total interest expense, net was $26.7 million for the three months ended March 31, 2021, primarily consisting of interest expense related to the significant financing component identified in customer contracts, amortization and accretion of discounts and premiums and amortization of deferred financing fees.
Other Income, Net
Other income, net was $9.7 million for the three months ended March 31, 2021, as compared to $2.7 million for the three months ended March 31, 2020. The net increase in other income primarily consisted of a $5.3 million gain on one of our investments and lower foreign currency losses of $3.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. These gains were offset, in part, by a net decrease of $3.0 million on the sale of assets for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Reorganization Items
Reorganization items reflect direct costs incurred in connection with the Chapter 11 Cases. Reorganization items of $55.8 million for the three months ended March 31, 2021 primarily consisted of professional fees. There were no comparable amounts for the three months ended March 31, 2020.
Income Tax Expense
Income tax expense increased by $7.0 million to $7.2 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was principally attributable to higher income from our U.S. subsidiaries for the three months ended March 31, 2021, withholding taxes on revenue earned in some of the foreign markets in which we operate, benefits recorded in 2020 from impacts of the Coronavirus Aid, Relief, and Economic Security Act and a tax reserve established on certain tax benefits taken on the Base Erosion Anti-Abuse Tax.
Cash paid for income taxes, net of refunds, totaled $1.0 million and $0.5 million for the three months ended March 31, 2020 and 2021, respectively.
Net Loss Attributable to Intelsat S.A.
Net loss attributable to Intelsat S.A. was $174.9 million for the three months ended March 31, 2021, as compared to net loss attributable to Intelsat S.A. of $218.8 million for the three months ended March 31, 2020. The change reflects the various items discussed above.
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
A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021
Net loss	$(218,215)	$(174,306)
Add:
Interest expense, net	318,329	132,343
Income tax expense	141	7,189
Depreciation and amortization	163,048	165,241
EBITDA	$263,303	$130,467
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
A reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021
Net loss	$(218,215)	$(174,306)
Add:
Interest expense, net	318,329	132,343
Income tax expense	141	7,189
Depreciation and amortization	163,048	165,241
EBITDA	263,303	130,467
Add:
Compensation and benefits(1)	3,706	20,273
Non-recurring and non-cash items(2)	10,899	64,958
Impairment of non-amortizable intangible assets(3)	12,200	—
Reorganization items(4)	—	55,812
Proportionate share from unconsolidated joint venture(5):
Interest expense, net	1,080	633
Depreciation and amortization	2,815	2,815
Adjusted EBITDA(6)(7)	$294,003	$274,958
(1)Reflects non-cash expenses incurred relating to our equity compensation plans and, for the three months ended March 31, 2021, expenses incurred relating to our employee retention incentive plans in connection with our Chapter 11 proceedings.
(2)Reflects certain non-recurring expenses, gains and losses and non-cash items, including the following: costs associated with our C-band spectrum relocation efforts; professional fees related to our liability management initiatives; merger and acquisition costs; certain research and development costs; amortization of supplemental type certificates; severance, retention and relocation payments; changes in fair value of certain investments; certain foreign exchange gains and losses; and other various non-recurring expenses.
(3)Reflects a non-cash impairment charge recorded in connection with a trade name impairment (see Item 1, Note 11—Goodwill and Other Intangible Assets).
(4)Reflects direct costs incurred in connection with our Chapter 11 proceedings. See Item 1, Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters.
(5)Reflects adjustments related to our interest in Horizons-3 Satellite LLC (“Horizons 3”). See Item 1, Note 10(b)—Investments—Horizons-3 Satellite LLC.
(6)Adjusted EBITDA included $26.1 million and $26.5 million for the three months ended March 31, 2020 and 2021, respectively, of revenue relating to the significant financing component identified in customer contracts in accordance with the adoption of ASC 606, Revenue from Contracts with Customers.
(7)Intelsat S.A. Adjusted EBITDA reflected $4.7 million and $4.0 million for the three months ended March 31, 2020 and 2021, respectively, of Adjusted EBITDA attributable to Intelsat Horizons-3 LLC, its subsidiaries and its proportionate share of Horizons 3. These entities are considered to be unrestricted subsidiaries under the definitions set forth in our applicable debt agreements.

B. Liquidity and Capital Resources
Overview
We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. At March 31, 2021, the aggregate principal amount of our debt outstanding not held by affiliates was $15.7 billion. Our interest expense, net for the three months ended March 31, 2021 was $132.3 million, which included $26.7 million of non-cash interest expense. At March 31, 2021, cash, cash equivalents and restricted cash were approximately $847.2 million.
The commencement of the Chapter 11 Cases accelerated substantially all of our outstanding debt. Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
During the pendency of the Chapter 11 Cases, as discussed above in —Recent Developments, Voluntary Reorganization under Chapter 11, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments. In past years, our cash flows from operations and cash on hand have been sufficient to fund interest obligations ($1.1 billion and $634.7 million for the years ended December 31, 2019 and 2020, respectively), and significant capital expenditures ($229.8 million and $606.8 million for the years ended December 31, 2019 and 2020, respectively). However, as discussed above in —Recent Developments, Voluntary Reorganization under Chapter 11, our ability to fund operating expenses is now, to some extent, subject to obtaining certain approvals from the Bankruptcy Court in connection with our Chapter 11 proceedings.
A significant factor driving the Company’s decision to file for Chapter 11 protection was the Company’s desire to participate in the FCC’s process for accelerated clearing of the C-band spectrum, for which we need to incur significant upfront expenses for clearing activities well in advance of receiving reimbursement payments. On August 14, 2020, the Company filed its C-band spectrum transition plan with the FCC.
In addition to the significant capital expenditures we expect to make in 2021 and beyond, we expect total clearing costs will be approximately $1.3 billion over the next three years. Our primary source of liquidity is and will continue to be cash generated from operations, as well as existing cash. We currently expect to use cash on hand and cash flows from operations to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months and beyond. We also expect to receive reimbursement payments for certain upfront C-band spectrum clearing expenses incurred, and under the FCC Final Order, the Company is eligible to receive Acceleration Payments of approximately $1.2 billion and $3.7 billion based on the milestone clearing certification dates of December 5, 2021 and December 5, 2023, respectively, with the respective payments expected to be received in the first half of each successive year, subject to the satisfaction of certain deadlines and other conditions set forth therein.
Cash Flow Items
Our cash flows consisted of the following for the periods shown (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021
Net cash provided by operating activities	$14,277	$12,407
Net cash used in investing activities	(32,827)	(245,681)
Net cash used in financing activities	(9,685)	(4,987)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,007)	(2,111)
Net change in cash, cash equivalents and restricted cash	$(30,242)	$(240,372)
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $1.9 million to $12.4 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease was due to a $9.7 million decrease from changes in operating assets and liabilities, partially offset by a $7.8 million decrease in net loss and changes in non-cash items. The decrease from changes in operating assets and liabilities was primarily due to lower inflows related to prepaid and other assets, as well higher outflows for contract liabilities, partially offset by higher inflows from receivables.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $212.9 million to $245.7 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to increased capital expenditures.

Net Cash Used in Financing Activities
Net cash used in financing activities decreased by $4.7 million to $5.0 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to lower principal payments on deferred performance incentives.
Restricted Cash
As of March 31, 2021, $32.5 million of cash was legally restricted, being held as a compensating balance for certain outstanding letters of credit.
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
Intelsat Jackson borrowed $500.0 million of term loans under the DIP Facility on the Closing Date. Under the DIP Facility, Intelsat Jackson may, at its sole discretion, make incremental draws of the lesser of $250.0 million and the remaining available commitments of the DIP Lenders. Intelsat Jackson made two additional draws of $250.0 million each on November 27, 2020 and December 14, 2020, bringing the total aggregate principal amount outstanding under the DIP Facility to $1.0 billion as of both December 31, 2020 and March 31, 2021. Drawn amounts under the DIP Facility bear interest at either (i) 4.5% per annum plus a base rate of the highest of (a) the Federal Funds Effective Rate plus ½ of 1.0%, (b) the Prime Rate as in effect on such day and (c) the London Inter-Bank Offered Rate (“LIBOR Rate”) for a one-month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.0%, or (ii) 5.5% plus the LIBOR Rate. For purposes of the DIP Facility, the LIBOR Rate has an effective floor rate of 1.0%. Undrawn amounts under the DIP Facility shall be subject to a ticking fee of 3.6% of the amount of commitments of the DIP Lenders from the entry of the DIP Order until such commitments terminate, which ticking fee shall be payable on the last day of each fiscal quarter prior to the date such commitments terminate and on the date of such termination. If an event of default under the DIP Facility occurs, the overdue amounts under the DIP Facility would bear interest at an additional 2.0% per annum above the interest rate otherwise applicable.
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
On August 24, 2020, the DIP Debtors and DIP Lenders entered into DIP Amendment No. 1 to the DIP Credit Agreement, and on November 25, 2020, the DIP Debtors and DIP Lenders entered into DIP Amendment No. 2 to the DIP Credit Agreement, each in connection with the Gogo Transaction (see Item 1, Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters for additional information).

The foregoing descriptions of the DIP Credit Agreement, DIP Amendment No. 1 and DIP Amendment No. 2 do not purport to be complete and are qualified in their entirety by reference to the full text of the DIP Credit Agreement, DIP Amendment No. 1 and DIP Amendment No. 2, as applicable.
Contracted Backlog
We benefit from strong visibility of our future revenues. Our contracted backlog is our expected future revenue under existing customer contracts and includes both cancelable and non-cancelable contracts. As of March 31, 2021, our contracted backlog was approximately $5.9 billion. The amount included in backlog represents the full service charge for the duration of the contract and does not include termination fees. The amount of the termination fees is generally calculated as a percentage of the remaining backlog associated with the contract. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog includes 100% of the backlog of our consolidated ownership interests, which is consistent with the accounting for our ownership interests in these entities. We believe this backlog and the resulting predictable cash flows in the FSS sector make our results less volatile than that of typical companies outside our industry.
Capital Expenditures
Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. Further, following the Company’s filing of its C-band spectrum transition plan with the FCC on August 14, 2020, we expect total clearing costs will be approximately $1.3 billion over the next three years, of which approximately $800.0 million is expected to be incurred in 2021. Payments for satellites and other property and equipment during the three months ended March 31, 2021 were $244.6 million. However, subject to the satisfaction of certain deadlines and other conditions set forth in the FCC Final Order, the Company is eligible to receive Acceleration Payments in an aggregate total amount of approximately $4.9 billion over the next 2 years.
We intend to fund our capital expenditure requirements from cash on hand and cash provided from operating activities; however, our ability to fund capital expenditures in the ordinary course is, to some extent, subject to obtaining certain approvals from the Bankruptcy Court in connection with our Chapter 11 proceedings.
Off-Balance Sheet Arrangements
We have revenue sharing agreements with JSAT International, Inc. (“JSAT”) related to services sold on the Horizons 1, Horizons 2 and Horizons 3 satellites. We are responsible for billing and collection for such services and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Refer to Item 1, Note 10—Investments for disclosures relating to the revenue sharing agreements with JSAT.
Contractual Obligations
Other than as disclosed elsewhere in this report with respect to the filing of the Chapter 11 Cases and the acceleration of substantially all of our debt as a result, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations as disclosed in our 2020 Annual Report.
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
The Company’s significant accounting policies are described in Note 1—Background and Summary of Significant Accounting Policies in our 2020 Annual Report. The Company’s critical accounting estimates are described in Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report and are further described below.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s disclosures about market risk made in Part II—Item 7A—Quantitative and Qualitative Disclosures about Market Risk of the Company’s 2020 Annual Report.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended March 31, 2021. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
Except as described below, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As part of the Chapter 11 Cases, parties believing that they have claims or causes of action against the Debtors could file proofs of claim evidencing such claims. Pursuant to an order entered by the Bankruptcy Court, all proofs of claim were to be filed with the Bankruptcy Court by September 9, 2020, except for claims by governmental units. Claims by governmental units were to be filed with the Bankruptcy Court by November 16, 2020. The filed claims have been or are being reconciled to amounts recorded in liabilities subject to compromise in our condensed consolidated balance sheet. The Debtors may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.
SES Claim
On July 14, 2020, SES Americom, Inc. (“SES”) filed a proof of claim in the Bankruptcy Court in the amount of $1.8 billion against each of the Debtors. SES asserts that the Debtors owe money (or will owe money) to SES pursuant to certain contractual and fiduciary obligations made in the context of the consortium agreement between Debtor Intelsat US LLC, SES, and other satellite operators (the “Consortium Agreement”). SES claims that it is entitled to 50% of the combined payments that may eventually be payable to the Debtors and SES pursuant to the FCC Final Order, which provides for Acceleration Payments subject to the satisfaction of certain deadlines and other conditions set forth therein. SES’s proof of claim alleges that the Debtors breached the Consortium Agreement by taking the position that the Debtors are not required to split Acceleration Payments with SES and the other members of the consortium. The proof of claim also alleges breach of fiduciary duties and unjust enrichment and seeks monetary and punitive damages. We dispute the allegations in the proof of claim and on October 19, 2020, filed an objection to the claim, which we intend to litigate vigorously. A trial on the SES claim is scheduled to commence on June 28, 2021 in the Bankruptcy Court. To the extent that any portion of SES’s claim is allowed, we have asked the Bankruptcy Court to “equitably subordinate” such claim based on SES’s conduct in matters related to the Consortium Agreement. While the ultimate resolution of the claim is not currently predictable, if there is an adverse ruling, the ruling could constitute a material adverse outcome on our future consolidated financial condition.
Other Litigation Matters
In the absence of the automatic stay in our Chapter 11 cases, we are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any of those pending proceedings would have a material adverse effect on our financial position or results of operations.
Item 1A.    Risk Factors
There have been no material changes or additions to the risk factors previously disclosed in Part I—Item 1A—Risk Factors of our 2020 Annual Report.

Item 6.    Exhibits

Exhibit No.	Document Description
10.1
Plan Support Agreement, dated as of February 11, 2021, by and between Intelsat S.A. and certain of its subsidiaries (collectively, the “Debtors”), and certain of the Debtors’ prepetition secured and unsecured creditors (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 001-35878, filed on February 12, 2021).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Shareholders' Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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

INTELSAT S.A.

Date: May 5, 2021	By	/s/ STEPHEN SPENGLER
Stephen Spengler
Chief Executive Officer

Date: May 5, 2021	By	/s/ DAVID TOLLEY
David Tolley
Chief Financial Officer