Form 10-Q
period 2021-06-30
Intelsat S.A.
filed 2021-08-03
CIK 1525773

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
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2021, 142,184,518 common shares of the registrant were outstanding, with a nominal value of $0.01 per share.
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

•our ability to obtain timely approval by the Bankruptcy Court with respect to the motions that we have filed or will file in the Chapter 11 Cases, including those related to our debtor-in-possession (“DIP”) financing;
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
•the conditions to which our DIP financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of our control;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
INTELSAT S.A. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2020	June 30, 2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,060,917	$631,871
Restricted cash	21,130	27,055
Receivables, net of allowances of $40,785 in 2020 and $29,202 in 2021	659,444	1,022,447
Contract assets, net of allowances	39,774	39,280
Inventory	147,094	140,302
Prepaid expenses and other current assets	136,611	123,906
Total current assets	2,064,970	1,984,861
Satellites and other property and equipment, net	4,757,877	4,958,927
Goodwill	2,698,247	2,695,866
Non-amortizable intangible assets	2,295,000	2,295,000
Amortizable intangible assets, net	290,569	271,405
Contract assets, net of current portion and allowances	86,017	76,565
Other assets	605,001	627,486
Total assets	$12,797,681	$12,910,110
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$252,998	$300,179
Taxes payable	7,493	6,436
Employee related liabilities	43,404	47,010
Accrued interest payable	17,747	18,035
Current maturities of long-term debt	5,903,724	5,909,377
Contract liabilities	157,320	848,691
Deferred satellite performance incentives	47,377	56,115
Other current liabilities	73,479	83,815
Total current liabilities	6,503,542	7,269,658
Contract liabilities, net of current portion	1,447,891	1,108,617
Deferred satellite performance incentives, net of current portion	138,116	127,774
Deferred income taxes	61,345	71,866
Accrued retirement benefits, net of current portion	129,837	118,458
Other long-term liabilities	262,900	283,516
Liabilities subject to compromise	10,168,518	10,169,230
Shareholders’ deficit:
Common shares, nominal value $0.01 per share	1,421	1,422
Paid-in capital	2,573,840	2,576,144
Accumulated deficit	(8,416,410)	(8,743,592)
Accumulated other comprehensive loss	(80,322)	(78,307)
Total Intelsat S.A. shareholders’ deficit	(5,921,471)	(6,244,333)
Noncontrolling interest	7,003	5,324
Total liabilities and shareholders’ deficit	$12,797,681	$12,910,110

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Revenue	$482,034	$507,862	$940,854	$1,010,625
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	106,961	163,317	212,046	328,549
Selling, general and administrative	63,863	100,161	144,829	202,777
Depreciation and amortization	162,614	168,259	325,662	333,499
Impairment of non-amortizable intangible and other assets	34,043	—	46,243	—
Other operating expense—C-band	—	64,638	—	122,994
Total operating expenses	367,481	496,375	728,780	987,819
Income from operations	114,553	11,487	212,074	22,806
Interest expense, net	(222,533)	(129,893)	(540,862)	(262,236)
Other income, net	2,762	20,218	5,496	29,937
Reorganization items	(298,691)	(49,591)	(298,691)	(105,403)
Loss before income taxes	(403,909)	(147,779)	(621,983)	(314,896)
Income tax expense	(818)	(3,923)	(959)	(11,112)
Net loss	(404,727)	(151,702)	(622,942)	(326,008)
Net income attributable to noncontrolling interest	(628)	(604)	(1,184)	(1,174)
Net loss attributable to Intelsat S.A.	$(405,355)	$(152,306)	$(624,126)	$(327,182)
Net loss per common share attributable to Intelsat S.A.:
Basic	$(2.85)	$(1.07)	$(4.40)	$(2.30)
Diluted	$(2.85)	$(1.07)	$(4.40)	$(2.30)
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Net loss	$(404,727)	$(151,702)	$(622,942)	$(326,008)
Other comprehensive income (loss), net of tax:
Defined benefit retirement plans:
Reclassification adjustment for amortization of unrecognized prior service credits, net of tax included in other income, net	(626)	(626)	(1,252)	(1,252)
Reclassification adjustment for amortization of unrecognized actuarial loss, net of tax included in other income, net	1,274	1,672	2,548	3,267
Other comprehensive income (loss)	648	1,046	1,296	2,015
Comprehensive loss	(404,079)	(150,656)	(621,646)	(323,993)
Comprehensive income attributable to noncontrolling interest	(628)	(604)	(1,184)	(1,174)
Comprehensive loss attributable to Intelsat S.A.	$(404,707)	$(151,260)	$(622,830)	$(325,167)
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands, except where otherwise noted)

	Common Shares
	Number of Shares (in millions)	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Intelsat S.A. Shareholders’ Deficit	Noncontrolling Interest
Balance at December 31, 2019	141.1	$1,411	$2,565,696	$(7,503,830)	$(63,135)	$(4,999,858)	$11,010
Net income (loss)	—	—	—	(218,771)	—	(218,771)	556
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,879)
Share-based compensation	1.0	10	971	—	—	981	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	648	648	—
Adoption of ASU 2016-13	—	—	—	(916)	—	(916)	—
Balance at March 31, 2020	142.1	$1,421	$2,566,667	$(7,723,517)	$(62,487)	$(5,217,916)	$9,687
Net income (loss)	—	—	—	(405,355)	—	(405,355)	628
Share-based compensation			2,737	—	—	2,737	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	648	648	—
Balance at June 30, 2020	142.1	$1,421	$2,569,404	$(8,128,872)	$(61,839)	$(5,619,886)	$10,315

	Common Shares
	Number of Shares (in millions)	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Intelsat S.A. Shareholders’ Deficit	Noncontrolling Interest
Balance at December 31, 2020	142.1	$1,421	$2,573,840	$(8,416,410)	$(80,322)	$(5,921,471)	$7,003
Net income (loss)	—	—	—	(174,876)	—	(174,876)	570
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,417)
Share-based compensation	0.1	1	723	—	—	724	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	969	969	—
Balance at March 31, 2021	142.2	$1,422	$2,574,563	$(8,591,286)	$(79,353)	$(6,094,654)	$6,156
Net income (loss)	—	—	—	(152,306)	—	(152,306)	604
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,436)
Share-based compensation	—	—	1,581	—	—	1,581	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	1,046	1,046	—
Balance at June 30, 2021	142.2	$1,422	$2,576,144	$(8,743,592)	$(78,307)	$(6,244,333)	$5,324
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Cash flows from operating activities:
Net loss	$(622,942)	$(326,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	325,662	333,499
Provision for expected credit losses	29,542	15,863
Foreign currency transaction (gains) losses	6,927	(147)
Loss on disposal of assets	—	41
Impairment of non-amortizable intangible and other assets	46,243	—
Share-based compensation	6,480	12,712
Deferred income taxes	5,631	3,471
Amortization of discount, premium, issuance costs and related costs	17,277	4,978
Non-cash reorganization items	196,974	—
Debtor-in-possession financing fees	52,182	—
Amortization of actuarial loss and prior service credits for retirement benefits	1,317	2,126
Unrealized losses on derivative financial instruments	349	—
Unrealized (gains) losses on investments and loans held-for-investment	738	(15,161)
Amortization of supplemental type certificate costs	—	6,398
Other non-cash items	—	(130)
Changes in operating assets and liabilities:
Receivables	1,266	22,320
Prepaid expenses, contract and other assets	(28,086)	19,999
Accounts payable and accrued liabilities	27,539	27,088
Accrued interest payable	48,775	287
Contract liabilities	(40,365)	(47,968)
Accrued retirement benefits	(8,267)	(11,379)
Other long-term liabilities	(12,748)	(9,629)
Net cash provided by operating activities	54,494	38,360
Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(199,892)	(468,976)
Acquisition of loans held-for-investment	(1,150)	—
Proceeds from sale of investment	—	15,000
Proceeds from principal payments on loans held-for-investment	724	103
Capital contribution to unconsolidated affiliate (including capitalized interest)	(2,692)	—
Acquisition of intangible assets	—	(2,040)
Other proceeds from satellites	5,625	—
Net cash used in investing activities	(197,385)	(455,913)
Cash flows from financing activities:
Proceeds from debtor-in-possession financing	500,000	—
Debtor-in-possession financing fees	(52,182)	—
Principal payments on deferred satellite performance incentives	(19,195)	(6,921)
Dividends paid to noncontrolling interest	(1,879)	(2,853)
Net cash provided by (used in) financing activities	426,744	(9,774)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,732)	(1,294)
Net change in cash, cash equivalents and restricted cash	280,121	(428,621)
Cash, cash equivalents, and restricted cash, beginning of period	830,864	1,087,547
Cash, cash equivalents, and restricted cash, end of period	$1,110,985	$658,926

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Supplemental cash flow information:
Cash paid for reorganization items included in cash flows from operating activities	$28,913	$91,717
Interest paid, net of amounts capitalized	422,839	208,571
Income taxes paid, net of refunds	2,628	2,546
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$64,442	$78,882
Conversion of loans held-for-investment to equity securities	4,802	—
Capitalization of deferred satellite performance incentives	—	5,318
Conversion of payment-in-kind interest on loans held-for-investment	—	1,762
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2021
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
Under the FCC Final Order, the Company is eligible to receive Acceleration Payments of approximately $1.2 billion and $3.7 billion based on the milestone clearing certification dates of December 5, 2021 and December 5, 2023, with the respective payments expected to be received in the first half of each successive year, respectively, subject to the satisfaction of certain deadlines and other conditions. In addition, under the FCC Final Order, we are also entitled to receive reimbursement payments for certain C-band spectrum clearing expenses incurred, subject to the satisfaction of certain conditions set forth in the FCC Final Order. As of December 31, 2020 and June 30, 2021, we incurred $405.2 million and $805.6 million, respectively, related to expected reimbursable costs associated with the FCC Final Order, which are included within the receivables line item on our condensed consolidated balance sheets. Fulfillment costs incurred as a result of the FCC Final Order, which include costs to pay personnel or third parties to assist with customer reconfiguration and relocation, installation of filters, and program management costs, are expensed as incurred and are included within other operating expense—C-band on our condensed consolidated statements of operations.
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
The COVID-19 pandemic has had an adverse impact on our business, results of operations and financial condition, a trend we expect to continue. Among the impacts of the COVID-19 pandemic were a reduction of revenue and a decreased likelihood of collection from certain mobility customers and our Intelsat CA (as defined below) business. We continue to closely monitor the ongoing impact on our employees, customers, business and results of operations.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the total sum of these amounts reported in our condensed consolidated statements of cash flows (in thousands):

	As of December 31, 2020	As of June 30, 2021
Cash and cash equivalents	$1,060,917	$631,871
Restricted cash	21,130	27,055
Restricted cash included in other assets	5,500	—
Cash, cash equivalents and restricted cash	$1,087,547	$658,926
Receivables and Allowance for Credit Losses
We provide satellite services and extend credit to numerous customers in the satellite communication, telecommunications and video markets, as well as the airline industry. We monitor our exposure to credit losses and maintain allowances for credit losses and anticipated losses. The Company’s methodology to measure the provision for credit losses considers all relevant information, including but not limited to, information about historical collectability, current conditions and reasonable and supportable forecasts of future economic conditions. We believe we have adequate customer collateral and reserves to cover our exposure.
The following table provides a roll-forward of the allowance for credit losses reported within our condensed consolidated balance sheets (in thousands):

Description	Three Months Ended June 30, 2020		Three Months Ended June 30, 2021
	Accounts Receivable	Contract Assets	Accounts Receivable	Contract Assets
Balance at April 1	$51,061	$1,811	$40,984	$4,529
Charged to costs and expenses	9,771	(173)	8,449	(183)
Deductions(1)	(33,254)	—	(20,231)	—
Balance at June 30	$27,578	$1,638	$29,202	$4,346

Description	Six Months Ended June 30, 2020		Six Months Ended June 30, 2021
	Accounts Receivable	Contract Assets	Accounts Receivable	Contract Assets
Balance at January 1	$40,028	$—	$40,785	$3,889
Cumulative-effect adjustment of ASU 2016-13 adoption	—	916	—	—
Charged to costs and expenses	28,820	722	15,406	457
Deductions(1)	(41,270)	—	(26,989)	—
Balance at June 30	$27,578	$1,638	$29,202	$4,346
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
On June 9, 2020, Intelsat Jackson received approval from the Bankruptcy Court (the “DIP Order”) to enter into a non-amortizing multiple draw superpriority secured debtor-in-possession term loan facility (the “DIP Facility”), in an aggregate principal amount of $1.0 billion on the terms and conditions as set forth in the DIP Facility credit agreement (the “DIP Credit Agreement”) with certain of the Debtors’ prepetition secured parties (the “DIP Lenders”), and on June 17, 2020, Intelsat Jackson and certain of its subsidiaries as guarantors (together with Intelsat Jackson, the “DIP Debtors”) entered into the DIP Credit Agreement with the DIP Lenders, as amended by an amendment (“DIP Amendment No. 1”) to the DIP Credit Agreement, dated as of August 24, 2020, a second amendment (“DIP Amendment No. 2”), dated as of November 25, 2020, and a third amendment (“DIP Amendment No. 3”), dated as of July 13, 2021. For additional information regarding the DIP Facility, DIP Credit Agreement, DIP Amendment No. 1, DIP Amendment No. 2 and DIP Amendment No. 3, see Note 12—Debt.
On July 11, 2020, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing.
On February 11, 2021, the Debtors entered into a plan support agreement (together with all exhibits and schedules thereto, the “PSA”) with certain of the Debtors’ prepetition secured and unsecured creditors (the “Consenting Creditors” and together with the Debtors, the “PSA Parties”). The PSA contains certain covenants on the part of the PSA Parties, including but not limited to the Consenting Creditors voting in favor of the Joint Chapter 11 Plan of Reorganization of Intelsat S.A. and Its Debtor Affiliates (as proposed, the “Plan”), and provides that the Debtors shall achieve certain milestones (unless extended or waived in writing). In connection with the PSA, on February 12, 2021, the Debtors filed the Plan and the Disclosure Statement for the Joint Chapter 11 Plan of Reorganization of Intelsat S.A. and Its Debtor Affiliates (the “Disclosure Statement”), which describes a variety of topics related to the Chapter 11 Cases, including (i) events leading to the Chapter 11 Cases; (ii) significant events that took place during the Chapter 11

Cases; (iii) certain terms of the Plan; and (iv) certain anticipated risk factors associated with, and anticipated consequences of the Plan. The Bankruptcy Court is currently scheduled to determine the adequacy of the Disclosure Statement in the third quarter of 2021.
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Note 12—Debt.
While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make monthly interest payments on their senior secured debt instruments pursuant to the adequate protection requirements under the DIP Order. The contractual interest expense pursuant to our unsecured debt instruments that was not recognized in our condensed consolidated statement of operations was $102.5 million and $192.3 million for the three months ended June 30, 2020 and 2021, respectively, and $102.5 million and $384.5 million for the six months ended June 30, 2020 and 2021, respectively.
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
Liabilities subject to compromise consisted of the following (in thousands):

	As of December 31, 2020	As of June 30, 2021
Accounts payable	$9,545	$10,645
Debt subject to comprise	9,782,161	9,782,161
Accrued interest on debt subject to compromise	341,676	341,676
Other long-term liabilities subject to compromise	35,136	34,748
Total liabilities subject to compromise	$10,168,518	$10,169,230
Reorganization Items
The expenses, gains and losses directly and incrementally resulting from the Chapter 11 Cases are separately reported as reorganization items in our condensed consolidated statement of operations.
Reorganization items consisted of the following (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Adjustment of debt discount, premium and issuance costs	$196,974	$—	$196,974	$—
Debtor-in-possession financing fees	52,182	—	52,182	—
Professional fees	48,971	49,591	48,971	105,373
Other reorganization costs	564	—	564	30
Total reorganization items	$298,691	$49,591	$298,691	$105,403
Going Concern
Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our condensed consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, that raised substantial doubt as to the Company’s ability to continue as a going concern. As reflected in our condensed consolidated financial statements, the Company had cash and cash equivalents of $631.9 million and an accumulated deficit of $8.7 billion as of June 30, 2021. The Company generated income from operations of $22.8 million and a net loss of $326.0 million for the six months ended June 30, 2021.
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
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. As such, we have reclassified all such debt obligations, other than debt subject to compromise, to current maturities of long-term debt on our condensed consolidated balance sheets as of December 31, 2020 and June 30, 2021. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Note 12—Debt.
Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Note 3—Acquisition of Gogo’s Commercial Aviation Business
On August 31, 2020, following approval from the Bankruptcy Court, Intelsat Jackson and Gogo Inc. (NASDAQ: GOGO), a Delaware corporation (“Gogo”), entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with respect to Gogo’s commercial aviation business, consisting of all of the equity interests of Gogo LLC and Gogo International Holdings LLC (collectively known as “Intelsat CA”), for $400.0 million in cash, subject to customary adjustments. On December 1, 2020, Intelsat Jackson completed the acquisition pursuant to the terms and conditions of the Purchase and Sale Agreement (the “Gogo Transaction”). Upon completion of the acquisition, the entities comprising the Intelsat CA business became indirect wholly-owned subsidiaries of Intelsat S.A.
Intelsat CA is one of the largest global providers of in-flight broadband connectivity. The acquisition of Intelsat CA brings together two complementary enterprises – one of the world’s largest satellite operators with a leading provider of commercial in-flight broadband and entertainment services, to deliver innovation and long-term value to commercial airlines.
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

The following table summarizes the preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed on the acquisition date, based on estimated fair values both as disclosed in the Company’s 2020 Annual Report and as adjusted for measurement period adjustments identified during the first half of 2021 (in thousands):

	Purchase Price Allocation
	As of December, 1, 2020 (preliminary)	Measurement Period Adjustments	As of June 30, 2021 (as adjusted)
Assets acquired
Cash and cash equivalents	$9,867	$—	$9,867
Receivables, net of allowances	52,849	138	52,987
Inventory	144,014	(5,619)	138,395
Prepaid expenses and other current assets	36,140	—	36,140
Property and equipment	41,328	6,522	47,850
Amortizable intangible assets
Software	45,464	—	45,464
Trade name	1,000	—	1,000
Goodwill	77,620	(2,381)	75,239
Other assets
Supplemental type certificates	24,253	48	24,301
Line fit certificates	21,776	—	21,776
Other assets	100,566	—	100,566
Total assets acquired	554,877	(1,292)	553,585
Liabilities assumed
Current liabilities
Accounts payable and accrued liabilities	(63,300)	779	(62,521)
Contract liabilities	(13,527)	513	(13,014)
Other current liabilities	(25,472)	—	(25,472)
Noncurrent liabilities	(43,522)	—	(43,522)
Total liabilities assumed	(145,821)	1,292	(144,529)
Total purchase consideration	$409,056	$—	$409,056
The fair value estimates of the net assets acquired are based upon calculations and valuations, and estimates and assumptions regarding certain tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill represents expected synergies in mobility services and connectivity, $64.5 million of which is deductible for tax purposes.
The measurement period adjustments decreased the provisionally recognized goodwill by $2.4 million and have been recognized prospectively, which primarily relate to a $6.5 million adjustment in the provisional value of property and equipment and a $5.6 million adjustment in the provisional value of inventory as a result of additional information obtained during the first half of 2021. These adjustments did not have a material impact on our condensed consolidated balance sheets, statements of operations or cash flows in any periods previously reported.
The following table presents the unaudited pro forma revenue and net loss of the Company, inclusive of Intelsat CA, as if the acquisition had occurred on January 1, 2020, for the three and six months ended June 30, 2020 (in thousands):

	Pro Forma
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue	$516,070	$1,080,220
Net loss	(477,133)	(771,294)
The unaudited pro forma combined financial information is disclosed for illustrative purposes only, and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the dates indicated or what the results would be for any future periods.

Acquisition-related costs amounted to $0.1 million for both the three and six months ended June 30, 2020, and $1.6 million and $5.0 million for the three and six months ended June 30, 2021, respectively, which were included within selling, general and administrative expenses in our condensed consolidated statements of operations.
Note 4—Share Capital
Under our Articles of Incorporation, we have an authorized share capital of $10.0 million, represented by 1.0 billion shares of any class with a nominal value of $0.01 per share. At June 30, 2021, there were approximately 142.2 million common shares issued and outstanding.
Note 5—Revenue
(a) Contract Liabilities
As of December 31, 2020 and June 30, 2021, we had contract liabilities of $405.2 million and $805.6 million, respectively, related to reimbursable costs associated with the FCC Final Order. As of December 31, 2020, these amounts were included within contract liabilities, net of current portion, and as of June 30, 2021, $698.0 million of these amounts were included within contract liabilities and $107.6 million of these amounts were included within contract liabilities, net of current portion, on our condensed consolidated balance sheets.
For the three months ended June 30, 2020 and 2021, we recognized revenue of $51.6 million and $49.9 million, respectively, and for the six months ended June 30, 2020 and 2021, we recognized revenue of $137.7 million and $140.3 million, respectively, that were included in the contract liability balances as of January 1, 2020 and 2021, respectively.
(b) Assets Recognized from the Costs to Obtain a Customer Contract
For the three months ended June 30, 2020 and 2021, we capitalized $1.3 million and $3.7 million for costs to obtain a customer contract, respectively, and amortized $1.1 million during each of those periods. For the six months ended June 30, 2020 and 2021, we capitalized $2.4 million and $6.4 million for costs to obtain a customer contract, respectively, and amortized $2.7 million and $2.4 million, respectively. As of December 31, 2020 and June 30, 2021, capitalized costs to obtain a customer contract amounted to $10.4 million and $14.3 million, respectively, and were included within other assets in our condensed consolidated balance sheets.
(c) Remaining Performance Obligations
Our remaining performance obligation is our expected future revenue under our existing customer contracts and includes both cancelable and non-cancelable contracts. Our remaining performance obligation was approximately $5.8 billion as of June 30, 2021. As of June 30, 2021, the weighted average remaining customer contract life was approximately 3.7 years. Approximately 34%, 27%, and 39% of our total remaining performance obligation as of June 30, 2021 is expected to be recognized as revenue during 2021 and 2022, 2023 and 2024, and 2025 and thereafter, respectively. The amount included in the remaining performance obligation represents the full-service charge for the duration of the contract and does not include termination fees. The amount of the termination fees, which is not included in the remaining performance obligation amount, is generally calculated as a percentage of the remaining performance obligation associated with the contract. In certain cases of breach for non-payment or customer financial distress or bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our remaining performance obligation includes 100% of the remaining performance obligation of our consolidated ownership interests, which is consistent with the accounting for our ownership interest in these entities.
(d) Business and Geographic Segment Information
We operate in a single industry segment in which we provide satellite and other communications services to our customers around the world. Our revenues are disaggregated by billing region, service type and customer set. Revenue by region is based on the locations of customers to which services are billed. Our satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of our remaining assets, substantially all are located in the U.S. Intelsat CA revenues are allocated to the geographic location where the airline customer is domiciled.

The following table disaggregates revenue by billing region (in thousands, except percentages):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2021		Six Months Ended June 30, 2020		Six Months Ended June 30, 2021
North America	$257,479	53%	$287,112	57%	$492,483	52%	$572,354	57%
Europe	52,846	11%	55,512	11%	106,784	11%	108,465	11%
Latin America and Caribbean	54,007	11%	48,953	10%	105,482	11%	98,660	10%
Africa and Middle East	58,900	12%	57,551	11%	120,803	13%	113,472	11%
Asia-Pacific	58,802	12%	58,734	12%	115,302	12%	117,674	12%
Total	$482,034		$507,862		$940,854		$1,010,625
The following table disaggregates revenue by type of service (in thousands, except percentages):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2021		Six Months Ended June 30, 2020		Six Months Ended June 30, 2021
On-Network Revenues
Transponder services	$343,599	71%	$324,053	64%	$674,934	72%	$649,163	64%
Managed services	85,050	18%	70,228	14%	157,311	17%	139,854	14%
Channel	391	—%	186	—%	816	—%	381	—%
Total on-network revenues	429,040	89%	394,467	78%	833,061	89%	789,398	78%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	43,617	9%	39,708	8%	87,305	9%	82,303	8%
Satellite-related services	9,377	2%	9,487	2%	20,488	2%	18,493	2%
Total off-network and other revenues	52,994	11%	49,195	10%	107,793	11%	100,796	10%
In-flight Services Revenues
Services	—		57,296	11%	—		102,007	10%
Equipment	—		6,904	1%	—		18,424	2%
Total in-flight services revenue	—		64,200	13%	—		120,431	12%
Total	$482,034		$507,862		$940,854		$1,010,625
The following table disaggregates revenue by type of customer application (in thousands, except percentages):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2021		Six Months Ended June 30, 2020		Six Months Ended June 30, 2021
Network services	$176,699	37%	$221,034	44%	$326,077	35%	$435,003	43%
Media	202,563	42%	184,153	36%	408,393	43%	369,106	37%
Government	96,106	20%	95,843	19%	191,859	20%	193,756	19%
Satellite-related services	6,666	1%	6,832	1%	14,525	2%	12,760	1%
Total	$482,034		$507,862		$940,854		$1,010,625
Our largest customer accounted for approximately 14% and 11% of our revenue during the three months ended June 30, 2020 and 2021, respectively, and 15% and 11% during the six months ended June 30, 2020 and 2021, respectively. Our ten largest customers accounted for approximately 42% and 36% of our revenue during the three months ended June 30, 2020 and 2021, respectively, and 40% and 36% during the six months ended June 30, 2020 and 2021, respectively.
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

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data or where otherwise noted):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Numerator:
Net loss attributable to Intelsat S.A.	$(405,355)	$(152,306)	$(624,126)	$(327,182)
Denominator:
Basic weighted average shares outstanding (in millions)	142.1	142.2	141.8	142.2
Diluted weighted average shares outstanding (in millions)	142.1	142.2	141.8	142.2
Basic EPS	$(2.85)	$(1.07)	$(4.40)	$(2.30)
Diluted EPS	$(2.85)	$(1.07)	$(4.40)	$(2.30)
Due to a net loss for each of the three and six months ended June 30, 2020 and 2021, there were no dilutive securities, and therefore, basic and diluted EPS were the same. The weighted average number of common shares that could potentially dilute basic EPS in the future was 22.1 million and 22.7 million for the three months ended June 30, 2020 and 2021, respectively, and 22.3 million and 22.6 million for the six months ended June 30, 2020 and 2021, respectively, primarily consisting of the 2025 Convertible Notes.
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
Recurring Fair Value Measurements
The tables below present assets measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy (in thousands). No transfers between Level 1, Level 2 and Level 3 fair value measurements occurred for the three and six months ended June 30, 2021.

		Fair Value Measurements as of December 31, 2020
Description	As of December 31, 2020	Level 1	Level 2	Level 3
Assets
Marketable securities(1)	$5,205	$5,205	$—	$—
Common stock warrant(2)	3,239	—	—	3,239
Total assets	$8,444	$5,205	$—	$3,239

		Fair Value Measurements as of June 30, 2021
Description	As of June 30, 2021	Level 1	Level 2	Level 3
Assets
Marketable securities(1)	$5,450	$5,450	$—	$—
Common stock warrant(2)	8,771	—	—	8,771
Total assets	$14,221	$5,450	$—	$8,771
(1)The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, we have classified such investments as Level 1 within the fair value hierarchy. The cost basis of our marketable securities was $4.0 million and $3.8 million as of December 31, 2020 and June 30, 2021, respectively. We sold nominal amounts of marketable securities resulting in a nominal gain during each of the three and six months ended June 30, 2020 and 2021. These amounts were included in other income, net in our condensed consolidated statements of operations.
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
The following table presents a reconciliation of the common stock warrant, which is measured and recorded at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Balance as of beginning of period	$3,239	$8,562	$3,239	$3,239
Unrealized gain included in other income, net	—	209	—	5,532
Balance as of end of period	$3,239	$8,771	$3,239	$8,771
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
Note 8—Retirement Plans and Other Retiree Benefits
(a) Pension and Other Postretirement Benefits
We maintain a noncontributory defined benefit retirement plan covering employees hired prior to July 19, 2001. The cost of providing benefits to eligible participants under the defined benefit retirement plan is calculated using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service and certain actuarial assumptions. In addition, as part of the overall medical plan, we provide postretirement medical benefits to certain current and future retirees who meet the criteria under the medical plan for postretirement benefit eligibility. In 2015, we amended the defined benefit retirement plan to end the accrual of additional benefits for the remaining active participants. We have received authorization from the Bankruptcy Court to continue making contributions in the ordinary course during our Chapter 11 Cases.
The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future years. The impact on the funded status is determined based upon market conditions in effect when we completed our annual valuation.
Included in accumulated other comprehensive loss at June 30, 2021 was $111.8 million ($80.2 million, net of tax) that has not yet been recognized in net periodic benefit cost.

The tables below show the components of net periodic benefit cost (income) for the three and six months ended June 30, 2020 and 2021 (in thousands). These amounts are recognized in other income (expense), net in the condensed consolidated statements of operations.

	Pension Benefits
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Interest cost	$2,962	$2,030	$5,925	$4,060
Expected return on plan assets	(5,810)	(5,592)	(11,621)	(11,183)
Amortization of unrecognized net loss	1,600	2,046	3,200	4,091
Net periodic benefit income	$(1,248)	$(1,516)	$(2,496)	$(3,032)

	Other Postretirement Benefits
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Interest cost	$266	$149	$532	$298
Amortization of unrecognized prior service credits	(636)	(636)	(1,272)	(1,272)
Amortization of unrecognized net gain	(305)	(347)	(610)	(693)
Net periodic benefit income	$(675)	$(834)	$(1,350)	$(1,667)
(b) Other Retirement Plans
We maintain a defined contribution retirement plan qualified under the provisions of Section 401(k) of the Internal Revenue Code for our employees in the United States. We have received authorization from the Bankruptcy Court to continue making our contributions in the ordinary course during the Chapter 11 Cases. We recognized compensation expense for this plan of $2.2 million and $3.4 million for the three months ended June 30, 2020 and 2021, respectively, and $4.5 million and $6.8 million for the six months ended June 30, 2020 and 2021, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.
Note 9—Satellites and Other Property and Equipment
(a) Satellites and Other Property and Equipment, net
Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2020	As of June 30, 2021
Satellites and launch vehicles	$10,500,021	$10,925,098
Information systems and ground segment	1,062,216	1,126,371
Buildings and other	322,093	343,952
Total cost	11,884,330	12,395,421
Less: accumulated depreciation	(7,126,453)	(7,436,494)
Total	$4,757,877	$4,958,927
Satellites and other property and equipment are stated at historical cost, except for satellites that have been impaired. Satellites and other property and equipment acquired as part of an acquisition are stated based on their fair value at the date of acquisition.
Satellites and other property and equipment, net of accumulated depreciation as of December 31, 2020 and June 30, 2021, included construction-in-progress of $768.6 million and $1.1 billion, respectively. These amounts relate primarily to satellites under construction and related launch services. As of June 30, 2021, we incurred C-band clearing related costs and expenses of $950.6 million, of which $794.0 million was capitalized. Of this capitalized amount, $764.9 million and $29.1 million were capitalized as satellites and other property and equipment, net of accumulated depreciation, and other current assets, respectively, in the condensed consolidated balance sheets. An estimated $737.5 million of the capitalized costs is expected to be reimbursable under the FCC Final Order.
Interest costs of $6.2 million and $19.2 million were capitalized for the three months ended June 30, 2020 and 2021, respectively, and $10.2 million and $35.3 million were capitalized for the six months ended June 30, 2020 and 2021, respectively. Additionally, depreciation expense was $154.5 million and $156.7 million for the three months ended June 30, 2020 and 2021, respectively, and $308.9 million and $311.5 million for the six months ended June 30, 2020 and 2021, respectively.

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
We have determined that this joint venture meets the criteria of a VIE under ASC 810, and we have concluded that we are the primary beneficiary because decisions relating to any future relocation of the Horizons 2 satellite, the most significant asset of the joint venture, are effectively controlled by us. In accordance with ASC 810, as the primary beneficiary, we consolidate Horizons Holdings within our condensed consolidated financial statements. Total assets of Horizons Holdings were $14.2 million and $12.2 million as of December 31, 2020 and June 30, 2021, respectively. Total liabilities were nominal as of December 31, 2020 and $1.6 million as of June 30, 2021.
We have a revenue sharing agreement with JSAT related to services sold on the Horizons 1 and Horizons 2 satellites. We are responsible for billing and collection for such services, and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons 1 and Horizons 2 satellites were $1.8 million and $3.0 million as of December 31, 2020 and June 30, 2021, respectively.
(b) Horizons-3 Satellite LLC
On November 4, 2015, we entered into an additional joint venture agreement with JSAT. The joint venture, Horizons 3, was formed for the purpose of developing, launching, managing, operating and owning a high-performance satellite located at the 169ºE orbital location.
Horizons 3, which is 50% owned by each of Intelsat and JSAT, was set up with joint sharing of management authority and equal rights to profits and revenues from the joint venture. Similar to Horizons Holdings, we have a revenue sharing agreement with JSAT related to services sold on the Horizons 3e satellite. In addition, we are responsible for billing and collection for such services, and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons 3e satellite were $5.0 million and $7.7 million as of December 31, 2020 and June 30, 2021, respectively.
We have determined that this joint venture meets the criteria of a VIE under ASC 810; however, we have concluded that we are not the primary beneficiary and therefore do not consolidate Horizons 3. The assessment considered both quantitative and qualitative factors, including an analysis of voting power and other means of control of the joint venture, as well as each owner’s exposure to risk of loss or gain. Because we and JSAT equally share control over the operations of the joint venture and also equally share exposure to risk of losses or gains, we concluded that we are not the primary beneficiary of Horizons 3. Our investment, included within other assets in our condensed consolidated balance sheets, is accounted for using the equity method of accounting. The investment balance, which is equivalent to our maximum exposure to loss, was $103.8 million and $103.7 million as of December 31, 2020 and June 30, 2021, respectively. The investment balance exceeded our equity in the net assets of Horizons 3 by $10.9 million and $10.5 million as of December 31, 2020 and June 30, 2021, respectively. This basis difference represents the capitalized interest that we incurred in relation to financing our investment, and we recognize it as a reduction of our equity in earnings of Horizons 3 on a straight-line basis over the life of the satellite. We recognized a nominal amount of equity in losses of Horizons 3 in other income, net for each of the three and six months ended June 30, 2020 and 2021.
In connection with our investment in Horizons 3, we entered into a capital contribution and subscription agreement, which requires us to fund our 50% share of the amounts due in order to maintain our respective 50% interest in the joint venture. Pursuant to this agreement, we made contributions of $2.7 million for the year ended December 31, 2020 with no comparable amounts during the six months ended June 30, 2021. We received distributions of $9.0 million for the year ended December 31, 2020 with no comparable amounts for the six months ended June 30, 2021. The Company utilizes the cumulative earnings approach to determine whether distributions received from equity method investees are returns on investment or returns of investment. In addition, our indirect subsidiary that holds our investment in Horizons 3 has entered into a security and pledge agreement with Horizons 3, pursuant to which it has granted a security interest in its membership interest in Horizons 3. Further, our indirect subsidiary has granted a security interest to Horizons 3 in its customer capacity contracts and its ownership interest in its wholly-owned subsidiary that holds the FCC license required for the joint venture’s operations.
The Horizons 3e satellite entered into service in January 2019. The Company purchases satellite capacity and related services from the Horizons 3 joint venture, and then sells that capacity to its customers. We incurred direct costs of revenue related to these purchases of $5.0 million and $4.5 million during the three months ended June 30, 2020 and 2021, respectively, and $10.0 million and $9.0 million during the six months ended June 30, 2020 and 2021, respectively. The Company also sells managed ground network services to the Horizons 3 joint venture and provides program management services for a fee. We recorded an offset to direct costs of revenue related to the provision of these services of $1.8 million and $1.7 million during the three months ended June 30, 2020 and 2021, respectively, and $3.5 million during each of the six months ended June 30, 2020 and 2021. On the condensed consolidated balance sheets as of June 30, 2021, $0.9 million due from Horizons 3 was included in receivables with no comparable amount as of December 31, 2020, and $1.5 million due to Horizons 3 was included in accounts payable and accrued liabilities as of both December 31, 2020 and June 30, 2021.
(c) Investments in Equity Securities
The Company holds noncontrolling equity investments in five separate privately held companies, including investments in equity securities without readily determinable fair values and common stock warrants.
In accordance with ASC 321, Investments—Equity Securities, we use the measurement alternative to measure the fair value of our investments in equity securities without readily determinable fair values. Accordingly, these investments are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We recognized an increase in fair value relating to investments of $7.7 million for the three and six months ended June 30, 2021, with no comparable amounts for the three and six months ended June 30, 2020, which are recognized in other income, net in our condensed consolidated statements of operations. Additionally, during the second quarter of 2021, we sold all of our interest in one of our investments for $15.0 million, resulting in a gain of $5.3 million for the three and six months ended June 30, 2021, which is recognized in other income, net in our condensed consolidated statements of operations. These investments were recorded in other assets in our condensed consolidated balance sheets and had a total carrying value of $31.9 million and $29.8 million as of December 31, 2020 and June 30, 2021, respectively.
We measure our stock warrants at fair value and recognized an increase in fair value of stock warrants of $0.2 million and $5.5 million for the three and six months ended June 30, 2021, respectively, with no comparable amounts for the three and six months ended June 30, 2020 (see Note 7—Fair Value Measurements and Note 13—Derivative Instruments and Hedging Activities for additional information). The warrants were recorded in other assets in our condensed consolidated balance sheets and had a cumulative fair value of $3.2 million and $8.8 million as of December 31, 2020 and June 30, 2021, respectively.
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
Loan receivables were recorded in other assets in our condensed consolidated balance sheets at an amortized cost basis of $71.2 million and $73.7 million as of December 31, 2020 and June 30, 2021, respectively. As of December 31, 2020 and June 30, 2021, $1.9 million and $2.1 million, respectively, of accrued interest related to our loan receivables was recorded in prepaid expenses and other current assets in our condensed consolidated balance sheets. We recognized interest income related to our loan receivables of $1.0 million for each of the three months ended June 30, 2020 and 2021, and $1.9 million and $2.1 million for the six months ended June 30, 2020 and 2021, respectively.

A loan is determined to be impaired and placed on non-accrual status when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due under the contractual terms of the applicable loan agreement. We recognized impairment losses of $0.6 million related to loan receivables during the three and six months ended June 30, 2020, with no comparable amounts for the three and six months ended June 30, 2021.
The fair value of loan receivables is evaluated on a loan-by-loan basis, and is determined based on assessments of discounted cash flows that are considered probable of collection. We consider these inputs to be Level 3 within the fair value hierarchy under ASC 820. The cumulative fair value of our loan receivables as of December 31, 2020 and June 30, 2021 was $72.9 million and $75.9 million, respectively.
Note 11—Goodwill and Other Intangible Assets
(a) Goodwill
As a result of the Gogo Transaction, we provisionally recognized goodwill of $77.6 million as of December 1, 2020, which was subsequently decreased by $2.4 million as a result of measurement period adjustments during the first half of 2021. See Note 3—Acquisition of Gogo’s Commercial Aviation Business for additional discussion.
The carrying amounts of goodwill consisted of the following (in thousands):

	As of December 31, 2020	As of June 30, 2021
Goodwill	$6,858,447	$6,856,066
Accumulated impairment losses	(4,160,200)	(4,160,200)
Net carrying amount	$2,698,247	$2,695,866
(b) Orbital Locations, Trade Name and Other Intangible Assets
Orbital Locations and Trade Name. During the first quarter of 2020, we recognized an impairment of our trade name intangible asset of $12.2 million, which is included within impairment of non-amortizable intangible assets in the condensed consolidated statements of operations.
The carrying amounts of acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of December 31, 2020	As of June 30, 2021
Orbital locations	$2,250,000	$2,250,000
Trade name	45,000	45,000
Total non-amortizable intangible assets	$2,295,000	$2,295,000
Other Intangible Assets. The carrying amounts and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2020			As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$744,760	$(722,697)	$22,063	$744,760	$(727,740)	$17,020
Customer relationships	534,030	(309,486)	224,544	534,030	(319,719)	214,311
Software	45,808	(1,846)	43,962	47,848	(7,774)	40,074
Total	$1,324,598	$(1,034,029)	$290,569	$1,326,638	$(1,055,233)	$271,405
Intangible assets are amortized based on the expected pattern of consumption. Amortization expense was $7.8 million and $11.1 million for the three months ended June 30, 2020 and 2021, respectively, and $15.6 million and $21.2 million for the six months ended June 30, 2020 and 2021, respectively.
Note 12—Debt
As discussed in Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters, the filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. As such, we have reclassified all such debt obligations, other than debt subject to compromise, to current maturities of long-term debt on our condensed consolidated balance sheet as of June 30, 2021. Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make monthly interest payments on their senior secured debt instruments pursuant to the adequate protection requirements under the DIP Order.
The carrying values and fair values of our notes payable and debt were as follows (in thousands):

	As of December 31, 2020		As of June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
4.5% Convertible Senior Notes due June 2025 (1)	$402,500	$130,813	$402,500	$120,750
Unamortized prepaid debt issuance costs and discount on 4.5% Convertible Senior Notes	—	—	—	—
Total Intelsat S.A. obligations	402,500	130,813	402,500	120,750
Intelsat Luxembourg:
7.75% Senior Notes due June 2021 (1)	421,219	14,743	421,219	8,424
Unamortized prepaid debt issuance costs on 7.75% Senior Notes	—	—	—	—
8.125% Senior Notes due June 2023 (1)	1,000,000	130,000	1,000,000	155,000
Unamortized prepaid debt issuance costs on 8.125% Senior Notes	—	—	—	—
12.5% Senior Notes due November 2024 (1)	403,350	42,352	403,350	54,452
Unamortized prepaid debt issuance costs and discount on 12.5% Senior Notes	—	—	—	—
Total Intelsat Luxembourg obligations	1,824,569	187,095	1,824,569	217,876
Intelsat Connect Finance:
9.5% Senior Notes due February 2023 (1)	1,250,000	334,375	1,250,000	437,500
Unamortized prepaid debt issuance costs and discount on 9.5% Senior Notes	—	—	—	—
Total Intelsat Connect Finance obligations	1,250,000	334,375	1,250,000	437,500
Intelsat Jackson:
9.5% Senior Secured Notes due September 2022	490,000	543,900	490,000	575,750
Unamortized prepaid debt issuance costs and discount on 9.5% Senior Secured Notes	(7,495)	—	(5,491)	—
8% Senior Secured Notes due February 2024	1,349,678	1,373,297	1,349,678	1,393,543
Unamortized prepaid debt issuance costs and premium on 8% Senior Secured Notes	(3,072)	—	(2,631)	—
5.5% Senior Notes due August 2023 (1)	1,985,000	1,349,800	1,985,000	1,111,600
Unamortized prepaid debt issuance costs on 5.5% Senior Notes	—	—	—	—
9.75% Senior Notes due July 2025 (1)	1,885,000	1,347,775	1,885,000	1,093,300
Unamortized prepaid debt issuance costs on 9.75% Senior Notes	—	—	—	—
8.5% Senior Notes due October 2024 (1)	2,950,000	2,079,750	2,950,000	1,740,500
Unamortized prepaid debt issuance costs and premium on 8.5% Senior Notes	—	—	—	—
Senior Secured Credit Facilities due November 2023	2,000,000	2,025,000	2,000,000	2,030,000
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(16,955)	—	(14,267)
Senior Secured Credit Facilities due January 2024	395,000	400,925	395,000	401,913
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(1,238)	—	(1,050)	—
6.625% Senior Secured Credit Facilities due January 2024	700,000	714,000	700,000	712,250
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(2,194)	—	(1,862)	—

	As of December 31, 2020		As of June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Superpriority Secured DIP Credit Facilities due July 2021	1,000,000	1,011,250	1,000,000	1,003,750
Total Intelsat Jackson obligations	12,723,724	10,845,697	12,729,377	10,062,606
Eliminations:
8.125% Senior Notes of Intelsat Luxembourg due June 2023 owned by Intelsat Jackson (1)	(111,663)	(14,517)	(111,663)	(17,308)
Unamortized prepaid debt issuance costs on 8.125% Senior Notes	—	—	—	—
12.5% Senior Notes of Intelsat Luxembourg due November 2024 owned by Intelsat Connect Finance, Intelsat Jackson and Intelsat Envision (1)	(403,245)	(42,341)	(403,245)	(54,438)
Unamortized prepaid debt issuance costs and discount on 12.5% Senior Notes	—	—	—	—
Total eliminations:	(514,908)	(56,858)	(514,908)	(71,746)
Total Intelsat S.A. debt	15,685,885	11,441,122	15,691,538	10,766,986
Less: current maturities of long-term debt	5,903,724	6,068,372	5,909,377	6,117,206
Less: debt included in liabilities subject to compromise	9,782,161	5,372,750	9,782,161	4,649,780
Total Intelsat S.A. long-term debt	$—	$—	$—	$—

(1)In connection with the Chapter 11 Cases, these balances have been reclassified as liabilities subject to compromise in our condensed consolidated balance sheet as of June 30, 2021. As of April 15, 2020, the Company ceased making principal and interest payments, and as of May 13, 2020 ceased accruing interest expense in relation to this long-term debt that was reclassified as liabilities subject to compromise.
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
Intelsat Jackson borrowed $500.0 million of term loans under the DIP Facility on the Closing Date. Under the DIP Facility, Intelsat Jackson may, at its sole discretion, make incremental draws of the lesser of $250.0 million and the remaining available commitments of the DIP Lenders. Intelsat Jackson made two additional draws of $250.0 million each on November 27, 2020 and December 14, 2020, bringing the total aggregate principal amount outstanding under the DIP Facility to $1.0 billion as of both December 31, 2020 and June 30, 2021. Drawn amounts under the DIP Facility bear interest at either (i) 4.5% per annum plus a base rate of the highest of (a) the Federal Funds Effective Rate plus ½ of 1.0%, (b) the Prime Rate as in effect on such day and (c) the London Inter-Bank Offered Rate (“LIBOR Rate”) for a one-month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.0%, or (ii) 5.5% plus the LIBOR Rate. For purposes of the DIP Facility, the LIBOR Rate has an effective floor rate of 1.0%. Undrawn amounts under the DIP Facility shall be subject to a ticking fee of 3.6% of the amount of commitments of the DIP Lenders from the entry of the DIP Order until such commitments terminate, which ticking fee shall be payable on the last day of each fiscal quarter prior to the date such commitments terminate and on the date of such termination. If an event of default under the DIP Facility occurs, the overdue amounts under the DIP Facility would bear interest at an additional 2.0% per annum above the interest rate otherwise applicable.
The proceeds of the DIP Facility may be used, among other things, to pay for (i) working capital needs of the DIP Debtors in the ordinary course of business, (ii) potential C-band relocation costs, (iii) investment and other general corporate purposes, and (iv) the costs and expenses of administering the Chapter 11 Cases. The maturity date of the DIP Facility, as amended by DIP Amendment No. 3 discussed below, is July 13, 2022, subject to certain extensions pursuant to the terms of the DIP Credit Agreement.
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
The DIP Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA and change of control. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code and certain other events related to the impairment of the DIP Lenders’ rights or liens granted under the DIP Credit Agreement.
On August 24, 2020, the DIP Debtors and DIP Lenders entered into DIP Amendment No. 1 to the DIP Credit Agreement, and on November 25, 2020, entered into DIP Amendment No. 2, each in connection with the Gogo Transaction (see Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters for additional information).
On July 13, 2021, the DIP Debtors and DIP Lenders entered into DIP Amendment No. 3 whereby, among other things, the parties agreed to certain technical modifications to the DIP Credit Agreement that provided for the extension of the initial scheduled maturity date of July 13, 2021, and the Debtors agreed to waive certain conditions under the PSA. In connection with DIP Amendment No. 3, the DIP Debtors elected to extend the initial scheduled maturity date for one year to July 13, 2022 and paid 1.0% of the aggregate principal amount in extension fees.
The foregoing descriptions of the DIP Credit Agreement, DIP Amendment No. 1, DIP Amendment No. 2 and DIP Amendment No. 3 do not purport to be complete and are qualified in their entirety by reference to the full text of the DIP Credit Agreement, DIP Amendment No. 1, DIP Amendment No. 2 and DIP Amendment No. 3, as applicable.
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
The following table sets forth the fair value of our derivatives by category (in thousands):

Derivatives not designated as hedging instruments	Classification	As of December 31, 2020	As of June 30, 2021
Common stock warrant	Other assets	$3,239	$8,771
The following table sets forth the effect of the derivative instruments in our condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Classification	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Interest rate cap contracts	Loss included in interest expense, net	$(14)	$—	$(349)	$—
Common stock warrant	Gain included in other income, net	—	209	—	5,532
Total (loss) gain on derivative financial instruments		$(14)	$209	$(349)	$5,532

Note 14—Income Taxes
The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.
In response to the COVID-19 pandemic, on March 18, 2020, the Families First Coronavirus Response Act (the “FFCR Act”) was enacted, and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The FFCR Act and the CARES Act contain numerous income tax provisions, such as increasing the 30 percent adjusted taxable income threshold to 50 percent for taxable years beginning in 2019 and 2020 for purposes of determining allowable business interest expense deductions. The CARES Act repeals the 80 percent limitation for taxable years beginning before January 1, 2021 (enacted by the U.S. Tax Cut and Jobs Act (the “Act”)), and it further specifies that net operating losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, are allowed as a carryback to each of the five taxable years preceding the taxable year of such losses. Modifications to the tax rules for the carryback of net operating losses and business interest limitations resulted in a federal tax refund of approximately $7.4 million and $15.5 million for the three and six months ended June 30, 2020, respectively. In addition, the CARES Act includes refundable payroll tax credits and deferral of employment side social security payments. As of June 30, 2021, Intelsat’s payroll deferral amount was approximately $6.8 million.
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
As of December 31, 2020 and June 30, 2021, our gross unrecognized tax benefits were $51.4 million and $55.3 million, respectively (including interest and penalties), of which $47.6 million and $51.3 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2020 and June 30, 2021, we had recorded reserves for interest and penalties in the amount of $0.8 million and $1.2 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2020, the change in the balance of unrecognized tax benefits has consisted of an increase of $2.9 million related to current tax positions, and an increase of $1.0 million related to prior tax positions.
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
Effective January 31, 2020, the UK formally exited the European Union (“EU”). As a result of the withdrawal, existing tax reliefs and exemptions on intra-European transactions will likely cease to apply to transactions between UK entities and EU entities. In addition, transactions with non-EU countries, such as the U.S., may also be affected. As of June 30, 2021, all relevant tax laws and treaties remained unchanged and the tax consequences were unknown. Therefore, we have not recognized any impacts of the withdrawal in the income tax provision as of June 30, 2021. We will recognize any impacts to the tax provision when changes in tax laws or treaties between the UK and the EU or individual EU member states are enacted.
On December 2, 2019, the U.S. Department of Treasury and the U.S. Internal Revenue Service released final regulations with respect to the BEAT as enacted by the Act. These regulations represent the final version of proposed regulations which were released in December 2018. The BEAT is a minimum tax established by the Act, which was signed into law in December 2017, that subjects certain payments made by U.S. corporations or subsidiaries to foreign related parties to a secondary federal income tax regime in the U.S. The final regulations clarify which taxpayers are subject to the BEAT and how the BEAT rules apply to certain payments and transactions. We have adopted the final BEAT regulations as of the release date. These regulations are effective for the Company as of its tax year ended December 31, 2018. A second set of final regulations was issued on September 1, 2020, addressing among other topics, the application of the BEAT to partnerships and the application of the effectively connected income exception to depreciable or amortizable property contributed to a U.S. partnership by a foreign partner. Similar to the first set of final regulations issued in December 2019, the second set of final regulations are effective for the Company as of its tax year ended December 31, 2018. The Company recognized the BEAT tax impact associated with the second set of final regulations related to its tax year ended December 31, 2020 and six months ended June 30, 2021 in the amounts of $8.8 million and $2.8 million, respectively.

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
SES Claim
On July 14, 2020, SES Americom, Inc. (“SES”) filed a proof of claim in the Bankruptcy Court in the amount of $1.8 billion against each of the Debtors. SES asserts that the Debtors owe money (or will owe money) to SES pursuant to certain contractual and fiduciary obligations made in the context of the consortium agreement between Debtor Intelsat US LLC, SES, and other satellite operators (the “Consortium Agreement”). SES claims that it is entitled to 50% of the combined payments that may eventually be payable to the Debtors and SES pursuant to the FCC Final Order, which provides for Acceleration Payments subject to the satisfaction of certain deadlines and other conditions set forth therein. SES’s proof of claim alleges that the Debtors breached the Consortium Agreement by taking the position that the Debtors are not required to split Acceleration Payments with SES and the other members of the consortium. The proof of claim also alleges breach of fiduciary duties and unjust enrichment and seeks monetary and punitive damages. We dispute the allegations in the proof of claim and on October 19, 2020, filed an objection to the claim, which we intend to litigate vigorously. A trial on the SES claim is scheduled to commence on September 20, 2021 in the Bankruptcy Court. To the extent that any portion of SES’s claim is allowed, we have asked the Bankruptcy Court to “equitably subordinate” such claim based on SES’s conduct in matters related to the Consortium Agreement. While the ultimate resolution of the claim is not currently predictable, if there is an adverse ruling, the ruling could constitute a material adverse outcome on our future consolidated financial condition.
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

Note 17—Condensed Combined Debtors' Financial Information
The following presents our Debtors' condensed combined balance sheets as of December 31, 2020 and June 30, 2021, statements of operations for the three and six months ended June 30, 2020 and 2021 and statements of cash flows for the six months ended June 30, 2020 and 2021. Consolidating adjustments include eliminations of the following:
•investments in subsidiaries;
•intercompany accounts;
•intercompany sales and expenses; and
•intercompany equity balances.
Intercompany balances with non-Debtor affiliates have not been eliminated. On the Debtors’ condensed combined balance sheets, these primarily consist of net intercompany trade receivables generated under our Master Intercompany Service Agreement (“MISA”), funding for the operations of non-Debtor affiliates and funding for the acquisition of Intelsat CA. On the Debtors’ condensed combined statements of operations, total reported revenue includes intercompany revenue of $63.0 million and $70.8 million for the three months ended June 30, 2020 and 2021, respectively, and $122.5 million and $138.4 million for the six months ended June 30, 2020 and 2021, respectively, primarily consisting of satellite capacity charges. Cost from affiliates primarily relates to sales and technical support services provided to Debtors as specified under the MISA. Investments in non-Debtor affiliates are presented under the equity method of accounting in the condensed combined financial statements set forth below.

DEBTORS' CONDENSED COMBINED BALANCE SHEET
(in thousands, except per share amounts)

	December 31, 2020	June 30, 2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$879,191	$460,617
Restricted cash	20,817	26,682
Receivables, net of allowances of $34,391 in 2020 and $22,140 in 2021	561,573	922,882
Contract assets, net of allowances	15,474	15,066
Inventory	1,347	1,075
Prepaid expenses and other current assets	100,021	87,856
Intercompany receivables	678,188	799,081
Total current assets	2,256,611	2,313,259
Satellites and other property and equipment, net	4,656,678	4,862,789
Goodwill	2,624,452	2,624,452
Non-amortizable intangible assets	2,295,000	2,295,000
Amortizable intangible assets, net	245,649	231,331
Contract assets, net of current portion and allowances	26,642	23,275
Investment in affiliates	150,029	48,117
Other assets	357,897	390,066
Total assets	$12,612,958	$12,788,289
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$222,876	$342,390
Taxes payable	6,743	6,694
Employee related liabilities	36,563	36,445
Accrued interest payable	17,747	18,035
Current maturities of long-term debt	5,903,724	5,909,377
Contract liabilities	146,762	841,136
Deferred satellite performance incentives	47,377	56,115
Other current liabilities	43,885	54,047
Total current liabilities	6,425,677	7,264,239
Contract liabilities, net of current portion	1,422,893	1,072,990
Deferred satellite performance incentives, net of current portion	138,116	127,774
Deferred income taxes	61,069	69,910
Accrued retirement benefits, net of current portion	129,837	118,458
Other long-term liabilities	188,394	210,021
Liabilities subject to compromise	10,168,518	10,169,230
Shareholders’ deficit:
Common shares, nominal value $0.01 per share	1,421	1,422
Paid-in capital	2,573,840	2,576,144
Accumulated deficit	(8,416,410)	(8,743,592)
Accumulated other comprehensive loss	(80,397)	(78,307)
Total shareholders’ deficit	(5,921,546)	(6,244,333)
Total liabilities and shareholders’ deficit	$12,612,958	$12,788,289

DEBTORS' UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Revenue	$431,334	$405,550	$840,751	$810,831
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	66,765	65,465	131,891	129,148
Selling, general and administrative	53,958	57,460	124,544	118,760
Cost from affiliates	9,786	11,326	21,448	23,809
Depreciation and amortization	157,392	155,680	315,168	309,058
Impairment of non-amortizable intangible and other assets	34,043	—	46,243	—
Other operating expense—C-band	—	64,638	—	122,994
Total operating expenses	321,944	354,569	639,294	703,769
Income from operations	109,390	50,981	201,457	107,062
Interest expense, net	(221,934)	(122,649)	(539,681)	(248,428)
Equity in income (loss) of affiliates	3,267	(40,984)	1,712	(94,513)
Other income, net	3,432	16,496	12,034	27,630
Reorganization items	(298,691)	(49,591)	(298,691)	(105,403)
Loss before income taxes	(404,536)	(145,747)	(623,169)	(313,652)
Income tax expense	(818)	(6,559)	(957)	(13,530)
Net loss	$(405,354)	$(152,306)	$(624,126)	$(327,182)

DEBTORS' UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Cash flows from operating activities:
Net loss	$(624,126)	$(327,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	315,168	309,058
Provision for expected credit losses	28,325	11,671
Foreign currency transaction (gains) losses	(719)	430
Loss on disposal of assets	—	41
Impairment of non-amortizable intangible and other assets	46,243	—
Share-based compensation	6,234	2,178
Deferred income taxes	5,631	6,100
Amortization of discount, premium, issuance costs and related costs	17,277	4,978
Non-cash reorganization items	196,974	—
Debtor-in-possession financing fees	52,182	—
Amortization of actuarial loss and prior service credits for retirement benefits	1,317	2,126
Unrealized losses on derivative financial instruments	349	—
Unrealized losses (gains) on investments and loans held-for-investment	721	(29,225)
Equity in (income) losses of affiliates	(1,712)	94,513
Other non-cash items	92	(311)
Changes in operating assets and liabilities:
Receivables	(79)	27,008
Intercompany receivables	(70,970)	(106,845)
Prepaid expenses, contract and other assets	(34,700)	20,167
Accounts payable and accrued liabilities	23,791	95,155
Accrued interest payable	48,775	287
Contract liabilities	(38,951)	(56,107)
Accrued retirement benefits	(8,267)	(11,379)
Other long-term liabilities	(11,013)	(8,422)
Net cash provided by (used in) operating activities	(47,458)	34,241
Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(196,043)	(462,583)
Dividends from affiliates	20,878	7,836
Proceeds from sale of investment	—	15,000
Proceeds from principal payments on loans held-for-investment	724	103
Capital contribution to affiliates	(9,005)	—
Other proceeds from satellites	5,625	—
Net cash used in investing activities	(177,821)	(439,644)
Cash flows from financing activities:
Proceeds from debtor-in-possession financing	500,000	—
Debtor-in-possession financing fees	(52,182)	—
Principal payments on deferred satellite performance incentives	(19,195)	(6,921)
Net cash provided by (used in) financing activities	428,623	(6,921)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	686	(385)
Net change in cash, cash equivalents and restricted cash	204,030	(412,709)
Cash, cash equivalents, and restricted cash, beginning of period	755,313	900,008
Cash, cash equivalents, and restricted cash, end of period	$959,343	$487,299

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated Debtors' balance sheet to the total sum of these same amounts shown on the condensed consolidated Debtors' statement of cash flows:
Cash and cash equivalents	$940,366	$460,617
Restricted cash	18,977	26,682
Total cash, cash equivalents and restricted cash reported in the condensed consolidated Debtors' statement of cash flows	$959,343	$487,299

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
Through our recent acquisition of Gogo Inc.’s (“Gogo”) commercial aviation business (“Intelsat CA”), we became the global leader in providing in-flight connectivity (“IFC”) and wireless in-flight entertainment (“IFE”) solutions to the commercial aviation industry. Services provided by our Intelsat CA business include passenger connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; passenger entertainment, which offers passengers the opportunity to enjoy a broad selection of IFE options on their laptops and personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offer airlines connectivity for various operations and currently include, among others, real-time credit card transaction processing, electronic flight bags and real-time weather information.
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
Pursuant to various orders from the Bankruptcy Court, the Debtors have received approval from the Bankruptcy Court to generally maintain their ordinary course operations and uphold certain commitments to their stakeholders, including employees, customers, and vendors during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make interest payments on a monthly basis to holders of their senior secured debt instruments. The contractual interest expense pursuant to our unsecured debt instruments that was not recognized in our condensed consolidated statement of operations was $102.5 million and $192.3 million for the three months ended June 30, 2020 and 2021, respectively, and $102.5 million and $384.5 million for the six months ended June 30, 2020 and 2021, respectively.
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Item 1, Note 12—Debt.
On June 9, 2020, Intelsat Jackson received approval from the Bankruptcy Court (the “DIP Order”) to enter into a non-amortizing multiple draw superpriority secured debtor-in-possession term loan facility (the “DIP Facility”), in an aggregate principal amount of $1.0 billion on the terms and conditions as set forth in the DIP Facility credit agreement (the “DIP Credit Agreement”), with certain of the Debtors’ prepetition secured parties (the “DIP Lenders”), and on June 17, 2020, Intelsat Jackson and certain of its subsidiaries as guarantors (together with Intelsat Jackson, the “DIP Debtors”) entered into the DIP Credit Agreement with the DIP Lenders, as amended by an amendment (“DIP Amendment No. 1”) to the DIP Credit Agreement, dated as of August 24, 2020, a second amendment (“DIP Amendment No. 2”), dated as of November 25, 2020, and a third amendment (“DIP Amendment No. 3”), dated as of July 13, 2021. For additional information regarding the DIP Facility, DIP Credit Agreement, DIP Amendment No. 1, DIP Amendment No. 2 and DIP Amendment No. 3, see Liquidity and Capital Resources—Debt below.
On July 11, 2020, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing.
On February 11, 2021, the Debtors entered into a plan support agreement (together with all exhibits and schedules thereto, the “PSA”) with certain of the Debtors’ prepetition secured and unsecured creditors (the “Consenting Creditors” and together with the Debtors, the “PSA Parties”). The PSA contains certain covenants on the part of the PSA Parties, including but not limited to the Consenting Creditors voting in favor of the Joint Chapter 11 Plan of Reorganization of Intelsat S.A. and Its Debtor Affiliates (as proposed, the “Plan”), and provides that the Debtors shall achieve certain milestones (unless extended or waived in writing). In connection with the PSA, on February 12, 2021, the Debtors filed the Plan and the Disclosure Statement for the Joint Chapter 11 Plan of Reorganization of Intelsat S.A. and Its Debtor Affiliates (the “Disclosure Statement”), which describes a variety of topics related to the Chapter 11 Cases, including (i) events leading to the Chapter 11 Cases; (ii) significant events that took place during the Chapter 11 Cases; (iii) certain terms of the Plan; and (iv) certain anticipated risk factors associated with, and anticipated consequences of the Plan. The Bankruptcy Court is currently scheduled to determine the adequacy of the Disclosure Statement in the third quarter of 2021.
Update on the Impact of COVID-19 on the Company
The COVID-19 pandemic has had an adverse impact on our business, results of operations and financial condition, a trend we expect to continue. Among the impacts of the COVID-19 pandemic were a reduction of revenue and a decreased likelihood of collection from certain mobility customers and our Intelsat CA business. We continue to closely monitor the ongoing impact on our employees, customers, business and results of operations.
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

A. Results of Operations
Three Months Ended June 30, 2020 and 2021
The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Dollar Change	Percentage Change
Revenue	$482,034	$507,862	$25,828	5%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	106,961	163,317	56,356	53%
Selling, general and administrative	63,863	100,161	36,298	57%
Depreciation and amortization	162,614	168,259	5,645	3%
Impairment of non-amortizable intangible and other assets	34,043	—	(34,043)	NM
Other operating expense—C-band	—	64,638	64,638	NM
Total operating expenses	367,481	496,375	128,894	35%
Income from operations	114,553	11,487	(103,066)	(90%)
Interest expense, net	(222,533)	(129,893)	92,640	(42%)
Other income, net	2,762	20,218	17,456	NM
Reorganization items	(298,691)	(49,591)	249,100	(83%)
Loss before income taxes	(403,909)	(147,779)	256,130	(63%)
Income tax expense	(818)	(3,923)	(3,105)	NM
Net loss	(404,727)	(151,702)	253,025	(63%)
Net income attributable to noncontrolling interest	(628)	(604)	24	(4%)
Net loss attributable to Intelsat S.A.	$(405,355)	$(152,306)	$253,049	(62%)
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
Our Intelsat CA business generates two types of revenue: service revenue and equipment revenue. Service revenue is primarily derived from connectivity services and, to a lesser extent, from entertainment services, CAS and maintenance services. Connectivity is provided to our customers using both air-to-ground (“ATG”) and satellite technologies. Service revenue is earned by services paid for by passengers, airlines and third parties. Equipment revenue primarily consists of the sale of ATG and satellite connectivity equipment and the sale of entertainment equipment. Equipment revenue also includes revenue generated by our installation of connectivity or entertainment equipment on commercial aircraft.

The following table sets forth our comparative revenue by service type, for the periods below (in thousands, except percentages):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$343,599	$324,053	$(19,546)	(6%)
Managed services	85,050	70,228	(14,822)	(17%)
Channel	391	186	(205)	(52%)
Total on-network revenues	429,040	394,467	(34,573)	(8%)
Off-Network and Other Revenues
Transponder, MSS and other off-network services	43,617	39,708	(3,909)	(9%)
Satellite-related services	9,377	9,487	110	1%
Total off-network and other revenues	52,994	49,195	(3,799)	(7%)
In-flight Services Revenues
Services	—	57,296	57,296	NM
Equipment	—	6,904	6,904	NM
Total in-flight services revenue	—	64,200	64,200	NM
Total	$482,034	$507,862	$25,828	5%
Total revenue for the three months ended June 30, 2021 increased by $25.8 million, or 5%, as compared to the three months ended June 30, 2020. By service type, our revenues increased or decreased due to the following:
On-Network Revenues:
•Transponder services—an aggregate decrease of $19.5 million, primarily due to a $19.2 million net decrease in revenue from media customers and a $1.6 million net decrease from network services customers. The decrease in revenue from media customers was driven by non-renewals, renewals at lower prices, service contractions, and service terminations relating to distribution and direct-to-home (“DTH”) solution application customers. The decline in revenues from network services customers was primarily due to non-renewals, pricing decreases, service contractions, and a service contract termination. These decreased revenues were partially offset by increased revenues from network services customers, primarily due to a renegotiated contract with a maritime mobility customer for a different service mix of revenues previously classified as managed services, and new business and pricing capacity increases for an enterprise networks customer.
•Managed services—an aggregate decrease of $14.8 million, primarily due to a $16.7 million decrease in revenue from network services customers, partially offset by a $1.1 million increase in revenues from government customers. The decline in revenues from network services customers was primarily driven by a renegotiated contract with a maritime mobility customer for a different service mix of revenues previously classified as managed services, partially offset by increased revenues from new flex maritime services. The increase in revenues from government customers was primarily attributable to new flex services and the entry into service of Galaxy 30, partially offset by non-renewals.
In-flight Services Revenues:
•Services and equipment—an aggregate increase of $64.2 million attributable to our Intelsat CA business.
Operating Expenses
Direct Costs of Revenue (Excluding Depreciation and Amortization)
Direct costs of revenue increased by $56.4 million, or 53%, to $163.3 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was primarily due to $61.2 million in costs attributable to our Intelsat CA business, acquired in December 2020.
Selling, General and Administrative
Selling, general and administrative expenses increased by $36.3 million, or 57%, to $100.2 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was primarily due to $30.6 million in costs attributable to our Intelsat CA business, a $4.0 million increase in staff-related expenses largely relating to our employee retention incentive plans, and a $3.6 million increase in professional fees.

Depreciation and Amortization
Depreciation and amortization expense increased by $5.6 million, or 3%, to $168.3 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Significant items impacting depreciation and amortization included:
•an increase of $7.4 million in depreciation and amortization expense attributable to our Intelsat CA business; and
•an increase of $3.1 million in depreciation expense resulting from the impact of a satellite placed into service; partially offset by
•a decrease of $5.4 million in depreciation expense due to the timing of certain satellites becoming fully depreciated.
Impairment of Non-Amortizable Intangible Assets
We recognized an impairment charge of $34.0 million for the three months ended June 30, 2020 relating to certain satellite and launch vehicle deposits, with no comparable amounts for the three months ended June 30, 2021. See Item 1, Note 9—Satellites and Other Property and Equipment for further discussion.
Other Operating Expense—C-band
Other operating expense—C-band consists of reimbursable and non-reimbursable costs associated with our C-band spectrum relocation efforts. We incurred $64.6 million of reimbursable and non-reimbursable C-band clearing related expenses for the three months ended June 30, 2021, with no comparable amounts for the three months ended June 30, 2020.
Interest Expense, Net
Interest expense, net consists of gross interest expense incurred together with gains and losses on interest rate cap contracts (which reflect the changes in their fair values), offset by interest income earned and interest capitalized related to assets under construction. As of December 31, 2020, we held interest rate cap contracts with an aggregate notional amount of $2.4 billion that matured in February 2021. These interest rate cap contracts were held to mitigate the risk of interest rate increases on the floating-rate term loans under our senior secured credit facilities. The contracts were not designated as hedges for accounting purposes. Interest expense, net decreased by $92.6 million, or 42%, to $129.9 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to the following:
•a decrease of $76.4 million in interest expense primarily resulting from Chapter 11 restructuring activities, partially offset by an increase in interest expense recognized on our senior secured credit facilities; and
•a decrease of $13.1 million due to higher capitalized interest primarily resulting from increased levels of satellites and related assets under construction.
The non-cash portion of total interest expense, net was $26.6 million for the three months ended June 30, 2021, primarily consisting of interest expense related to the significant financing component identified in customer contracts, amortization and accretion of discounts and premiums and amortization of deferred financing fees.
Other Income, Net
Other income, net was $20.2 million for the three months ended June 30, 2021, as compared to $2.8 million for the three months ended June 30, 2020. The net increase in other income was primarily driven by a $7.7 million gain due to a change in value of an investment in a third party and a $5.3 million gain on the sale of one of our investments, both of which occurred during the three months ended June 30, 2021, with no similar activity for the three months ended June 30, 2020. In addition, we had foreign currency gains in 2021 as compared to losses in 2020, with a net positive impact of $3.3 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Reorganization Items
Reorganization items reflect direct costs incurred in connection with our Chapter 11 restructuring activities. We recorded reorganization items of $298.7 million and $49.6 million for the three months ended June 30, 2020 and 2021, respectively. Reorganization items for the three months ended June 30, 2020 primarily consisted of $197.0 million related to the write-off of debt discount, premium and issuance costs, $52.2 million of financing fees related to the DIP Facility and $49.0 million in professional fees. Reorganization items for the three months ended June 30, 2021 consisted of professional fees.

Income Tax Expense
Income tax expense increased by $3.1 million to $3.9 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was principally attributable to higher income from our U.S. subsidiaries for the three months ended June 30, 2021, withholding taxes on revenue earned in some of the foreign markets in which we operate, benefits recorded in 2020 from impacts of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and a tax reserve established on certain tax benefits taken on the Base Erosion Anti-Abuse Tax (“BEAT”), partially offset by a tax benefit resulting from changes in the UK deferred tax rate.
Cash paid for income taxes, net of refunds, totaled $1.7 million and $2.1 million for the three months ended June 30, 2020 and 2021, respectively.
Net Loss Attributable to Intelsat S.A.
Net loss attributable to Intelsat S.A. was $152.3 million for the three months ended June 30, 2021, as compared to net loss attributable to Intelsat S.A. of $405.4 million for the three months ended June 30, 2020. The change reflects the various items discussed above.
Six Months Ended June 30, 2020 and 2021
The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021	Dollar Change	Percentage Change
Revenue	$940,854	$1,010,625	$69,771	7%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	212,046	328,549	116,503	55%
Selling, general and administrative	144,829	202,777	57,948	40%
Depreciation and amortization	325,662	333,499	7,837	2%
Impairment of non-amortizable intangible and other assets	46,243	—	(46,243)	NM
Other operating expense—C-band	—	122,994	122,994	NM
Total operating expenses	728,780	987,819	259,039	36%
Income from operations	212,074	22,806	(189,268)	(89%)
Interest expense, net	(540,862)	(262,236)	278,626	(52%)
Other income, net	5,496	29,937	24,441	NM
Reorganization items	(298,691)	(105,403)	193,288	(65%)
Loss before income taxes	(621,983)	(314,896)	307,087	(49%)
Income tax expense	(959)	(11,112)	(10,153)	NM
Net loss	(622,942)	(326,008)	296,934	(48%)
Net income attributable to noncontrolling interest	(1,184)	(1,174)	10	(1%)
Net loss attributable to Intelsat S.A.	$(624,126)	$(327,182)	$296,944	(48%)

Revenue
The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$674,934	$649,163	$(25,771)	(4%)
Managed services	157,311	139,854	(17,457)	(11%)
Channel	816	381	(435)	(53%)
Total on-network revenues	833,061	789,398	(43,663)	(5%)
Off-Network and Other Revenues
Transponder, MSS and other off-network services	87,305	82,303	(5,002)	(6%)
Satellite-related services	20,488	18,493	(1,995)	(10%)
Total off-network and other revenues	107,793	100,796	(6,997)	(6%)
In-flight Services Revenues
Services	—	102,007	102,007	NM
Equipment	—	18,424	18,424	NM
Total in-flight services revenue	—	120,431	120,431	NM
Total	$940,854	$1,010,625	$69,771	7%
Total revenue for the six months ended June 30, 2021 increased by $69.8 million, or 7%, as compared to the six months ended June 30, 2020. By service type, our revenues increased or decreased due to the following:
On-Network Revenues:
•Transponder services—an aggregate decrease of $25.8 million, primarily due to a $38.1 million net decrease in revenue from media customers, partially offset by a $9.7 million net increase from network services customers. The decrease in revenue from media customers was primarily due to non-renewals, renewals at lower prices, and service contractions relating to distribution and DTH solution application customers, partially offset by new business from a contribution and distribution solution application customer in the Americas and renegotiated contracts and new business from a DTH solution application customer in Europe. The increase in revenue from network services customers was primarily due to a renegotiated contract with a maritime mobility customer for a different service mix of revenues previously classified as managed services, new business and pricing and capacity increases for an enterprise networks customer, and a service transfer from managed services to transponder services for a cellular backhaul customer. These increased revenues were partially offset by non-renewals, pricing decreases, service contractions, and a service contract termination.
•Managed services—an aggregate decrease of $17.5 million, primarily due to a $19.2 million decrease in revenue from network services customers, partially offset by a $2.9 million increase in revenue from government customers. The decline in revenues from network services customers was primarily driven by a renegotiated contract with a maritime mobility customer for a different service mix of revenues previously classified as managed services, a service transfer from managed services to transponder services for a cellular backhaul customer, and non-renewals, partially offset by increased revenues from new flex maritime services. The increase in revenues from government customers was primarily attributable to new flex services and the entry into service of Galaxy 30, partially offset by non-renewals.
In-flight Services Revenues:
•Services and equipment—an aggregate increase of $120.4 million attributable to our Intelsat CA business.
Operating Expenses
Direct Costs of Revenue (Excluding Depreciation and Amortization)
Direct costs of revenue increased by $116.5 million, or 55%, to $328.5 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was primarily due to $122.4 million in costs attributable to our Intelsat CA business, acquired in December 2020.

Selling, General and Administrative
Selling, general and administrative expenses increased by $57.9 million, or 40%, to $202.8 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was primarily due to the following:
•$59.4 million in costs attributable to our Intelsat CA business;
•an $11.2 million increase in staff-related expenses largely relating to our employee retention incentive plans; and
•a $4.2 million increase in professional fees; partially offset by
•a $15.6 million decrease in bad debt expense due to higher bad debt expense for the six months ended June 30, 2020, largely relating to a certain customer that filed for Chapter 11 bankruptcy protection in 2020.
Depreciation and Amortization
Depreciation and amortization expense increased by $7.8 million, or 2%, to $333.5 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Significant items impacting depreciation and amortization included:
•an increase of $14.2 million in depreciation and amortization expense attributable to our Intelsat CA business; and
•an increase of $4.1 million in depreciation expense resulting from the impact of a satellite placed into service; partially offset by
•a decrease of $10.9 million in depreciation expense due to the timing of certain satellites becoming fully depreciated.
Impairment of Non-Amortizable Intangible and Other Assets
We recognized impairment charges of $34.0 million and $12.2 million for the six months ended June 30, 2020 relating to certain satellite and launch vehicle deposits and the Intelsat trade name intangible asset, respectively. No comparable amounts were recognized for the six months ended June 30, 2021. See Item 1, Note 9—Satellites and Other Property and Equipment and Item 1, Note 11—Goodwill and Other Intangible Assets for further discussion.
Other Operating Expense—C-band
Other operating expense—C-band consists of reimbursable and non-reimbursable costs associated with our C-band spectrum relocation efforts. We incurred $123.0 million of reimbursable and non-reimbursable C-band clearing related expenses for the six months ended June 30, 2021, with no comparable amounts for the six months ended June 30, 2020.
Interest Expense, Net
Interest expense, net decreased by $278.6 million, or 52%, to $262.2 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to the following:

•a decrease of $247.8 million in interest expense primarily resulting from Chapter 11 restructuring activities, partially offset by an increase in interest expense recognized on our senior secured credit facilities; and
•a decrease of $25.1 million due to a higher capitalized interest primarily resulting from increased levels of satellites and related assets under construction.
The non-cash portion of total interest expense, net was $53.3 million for the six months ended June 30, 2021, primarily consisting of interest expense related to the significant financing component identified in customer contracts, amortization and accretion of discounts and premiums and amortization of deferred financing fees.
Other Income, Net
Other income, net was $29.9 million for the six months ended June 30, 2021, as compared to $5.5 million for the six months ended June 30, 2020. The net increase in other income was primarily driven by a $7.7 million gain due to a change in value of an investment in a third party, a $5.5 million gain due to a change in value of stock warrants we hold, and a $5.3 million gain on the sale of one of our investments, all of which occurred during the six months ended June 30, 2021, with no similar activity for the six months ended June 30, 2020. In addition, we had foreign currency gains in 2021 as compared to losses in 2020, with a net positive impact of $6.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Reorganization Items
Reorganization items reflect direct costs incurred in connection with our Chapter 11 restructuring activities. We recorded reorganization items of $298.7 million and $105.4 million for the six months ended June 30, 2020 and 2021, respectively. Reorganization items for the six months ended June 30, 2020 primarily consisted of $197.0 million related to the write-off of debt discount, premium and issuance costs, $52.2 million of financing fees related to the DIP Facility and $49.0 million in professional fees. Reorganization items for the six months ended June 30, 2021 primarily consisted of professional fees.
Income Tax Expense
Income tax expense increased by $10.2 million to $11.1 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was principally attributable to higher income from our U.S. subsidiaries for the six months ended June 30, 2021, withholding taxes on revenue earned in certain non-U.S. jurisdictions in which we operate, benefits recorded in 2020 from impacts of the CARES Act, and a tax reserve established on certain tax benefits taken on the BEAT, partially offset by a tax benefit resulting from changes in the UK deferred tax rate.
Cash paid for income taxes, net of refunds, totaled $2.6 million and $2.5 million for the six months ended June 30, 2020 and 2021, respectively.
Net Loss Attributable to Intelsat S.A.
Net loss attributable to Intelsat S.A. was $327.2 million for the six months ended June 30, 2021, as compared to net loss attributable to Intelsat S.A. of $624.1 million for the six months ended June 30, 2020. The change reflects the various items discussed above.
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
A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Net loss	$(404,727)	$(151,702)	$(622,942)	$(326,008)
Add:
Interest expense, net	222,533	129,893	540,862	262,236
Income tax expense	818	3,923	959	11,112
Depreciation and amortization	162,614	168,259	325,662	333,499
EBITDA	$(18,762)	$150,373	$244,541	$280,839
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
A reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Net loss	$(404,727)	$(151,702)	$(622,942)	$(326,008)
Add:
Interest expense, net	222,533	129,893	540,862	262,236
Income tax expense	818	3,923	959	11,112
Depreciation and amortization	162,614	168,259	325,662	333,499
EBITDA	(18,762)	150,373	244,541	280,839
Add:
Compensation and benefits(1)	20,149	21,561	23,855	41,834
Non-recurring and non-cash items(2)	4,431	58,870	15,329	123,828
Impairment of non-amortizable intangible and other assets(3)	34,043	—	46,243	—
Reorganization items(4)	298,691	49,591	298,691	105,403
Proportionate share from unconsolidated joint venture(5):
Interest expense, net	1,045	609	2,125	1,242
Depreciation and amortization	2,814	2,814	5,629	5,629
Adjusted EBITDA(6)(7)	$342,411	$283,818	$636,413	$558,775
(1)Reflects non-cash expenses incurred relating to our equity compensation plans and expenses incurred relating to our employee retention incentive plans in connection with our Chapter 11 proceedings.
(2)Reflects certain non-recurring expenses, gains and losses and non-cash items, including the following: costs associated with our C-band spectrum relocation efforts; professional fees related to our liability management initiatives; merger and acquisition costs; certain research and development costs; amortization of supplemental type certificates; severance, retention and relocation payments; changes in fair value and gains on sales of certain investments; certain foreign exchange gains and losses; and other various non-recurring expenses.
(3)Reflects a non-cash impairment charge recorded in connection with the write-off of certain satellite and launch vehicle deposits for the three and six months ended June 30, 2020, and a trade name impairment (see Item 1, Note 11—Goodwill and Other Intangible Assets) for the six months ended June 30, 2020.
(4)Reflects direct costs incurred in connection with our Chapter 11 restructuring activities. See Item 1, Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters.
(5)Reflects adjustments related to our interest in Horizons-3 Satellite LLC (“Horizons 3”). See Item 1, Note 10(b)—Investments—Horizons-3 Satellite LLC.
(6)Adjusted EBITDA included $26.4 million and $26.7 million for the three months ended June 30, 2020 and 2021, respectively, and $52.5 million and $53.2 million for the six months ended June 30, 2020 and 2021, respectively, of revenue relating to the significant financing component identified in customer contracts in accordance with the adoption of ASC 606, Revenue from Contracts with Customers.
(7)Intelsat S.A. Adjusted EBITDA reflected $5.1 million and $4.7 million for the three months ended June 30, 2020 and 2021, respectively, and $9.8 million and $8.7 million for the six months ended June 30, 2020 and 2021, respectively, of Adjusted EBITDA attributable to Intelsat Horizons-3 LLC, its subsidiaries and its proportionate share of Horizons 3. These entities are considered to be unrestricted subsidiaries under the definitions set forth in our applicable debt agreements.

B. Liquidity and Capital Resources
Overview
We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. At June 30, 2021, the aggregate principal amount of our debt outstanding not held by affiliates was $15.7 billion. Our interest expense, net for the three and six months ended June 30, 2021 was $129.9 million and $262.2 million, respectively, which included $26.6 million and $53.3 million of non-cash interest expense, respectively. At June 30, 2021, cash, cash equivalents and restricted cash were approximately $658.9 million.
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
Cash Flow Items
Our cash flows consisted of the following for the periods shown (in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021
Net cash provided by operating activities	$54,494	$38,360
Net cash used in investing activities	(197,385)	(455,913)
Net cash provided by (used in) financing activities	426,744	(9,774)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,732)	(1,294)
Net change in cash, cash equivalents and restricted cash	$280,121	$(428,621)
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $16.1 million to $38.4 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decrease was due to a $28.7 million decrease in net loss and changes in non-cash items, partially offset by a $12.6 million increase from changes in operating assets and liabilities. The increase from changes in operating assets and liabilities was primarily due to lower outflows related to the amount and timing of accounts receivable, prepaid expenses, and contract and other assets, partially offset by higher outflows related to interest payments and contract liabilities.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $258.5 million to $455.9 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to increased capital expenditures, partially offset by $15.0 million of proceeds from the sale of an investment.

Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities decreased by $436.5 million to cash used of $9.8 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to net proceeds of $447.8 million resulting from our DIP financings completed during the six months ended June 30, 2020, partially offset by lower principal payments on deferred performance incentives.
Restricted Cash
As of June 30, 2021, $27.1 million of cash was legally restricted, being held as a compensating balance for certain outstanding letters of credit.
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
Intelsat Jackson borrowed $500.0 million of term loans under the DIP Facility on the Closing Date. Under the DIP Facility, Intelsat Jackson may, at its sole discretion, make incremental draws of the lesser of $250.0 million and the remaining available commitments of the DIP Lenders. Intelsat Jackson made two additional draws of $250.0 million each on November 27, 2020 and December 14, 2020, bringing the total aggregate principal amount outstanding under the DIP Facility to $1.0 billion as of both December 31, 2020 and June 30, 2021. Drawn amounts under the DIP Facility bear interest at either (i) 4.5% per annum plus a base rate of the highest of (a) the Federal Funds Effective Rate plus ½ of 1.0%, (b) the Prime Rate as in effect on such day and (c) the London Inter-Bank Offered Rate (“LIBOR Rate”) for a one-month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.0%, or (ii) 5.5% plus the LIBOR Rate. For purposes of the DIP Facility, the LIBOR Rate has an effective floor rate of 1.0%. Undrawn amounts under the DIP Facility shall be subject to a ticking fee of 3.6% of the amount of commitments of the DIP Lenders from the entry of the DIP Order until such commitments terminate, which ticking fee shall be payable on the last day of each fiscal quarter prior to the date such commitments terminate and on the date of such termination. If an event of default under the DIP Facility occurs, the overdue amounts under the DIP Facility would bear interest at an additional 2.0% per annum above the interest rate otherwise applicable.
The proceeds of the DIP Facility may be used, among other things, to pay for (i) working capital needs of the DIP Debtors in the ordinary course of business, (ii) potential C-band relocation costs, (iii) investment and other general corporate purposes, and (iv) the costs and expenses of administering the Chapter 11 Cases. The maturity date of the DIP Facility, as amended by DIP Amendment No. 3 discussed below, is July 13, 2022, subject to certain extensions pursuant to the terms of the DIP Credit Agreement.
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

On August 24, 2020, the DIP Debtors and DIP Lenders entered into DIP Amendment No. 1 to the DIP Credit Agreement, and on November 25, 2020, entered into DIP Amendment No. 2, each in connection with the Gogo Transaction (see Item 1, Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters for additional information).
On July 13, 2021, the DIP Debtors and DIP Lenders entered into DIP Amendment No. 3 whereby, among other things, the parties agreed to certain technical modifications to the DIP Credit Agreement that provided for the extension of the initial scheduled maturity date of July 13, 2021, and the Debtors agreed to waive certain conditions under the PSA. In connection with DIP Amendment No. 3, the DIP Debtors elected to extend the initial scheduled maturity date for one year to July 13, 2022 and paid 1.0% of the aggregate principal amount in extension fees.
The foregoing descriptions of the DIP Credit Agreement, DIP Amendment No. 1, DIP Amendment No. 2 and DIP Amendment No. 3 do not purport to be complete and are qualified in their entirety by reference to the full text of the DIP Credit Agreement, DIP Amendment No. 1, DIP Amendment No. 2 and DIP Amendment No. 3, as applicable.
Contracted Backlog
We benefit from strong visibility of our future revenues. Our contracted backlog is our expected future revenue under existing customer contracts and includes both cancelable and non-cancelable contracts. As of June 30, 2021, our contracted backlog was approximately $6.0 billion. The amount included in backlog represents the full service charge for the duration of the contract and does not include termination fees. The amount of the termination fees is generally calculated as a percentage of the remaining backlog associated with the contract. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog includes 100% of the backlog of our consolidated ownership interests, which is consistent with the accounting for our ownership interests in these entities. We believe this backlog and the resulting predictable cash flows in the FSS sector make our results less volatile than that of typical companies outside our industry.
Capital Expenditures
Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. Further, following the Company’s filing of its C-band spectrum transition plan with the FCC on August 14, 2020, we expect total clearing costs will be approximately $1.3 billion over the next three years, of which approximately $900.0 million is expected to be incurred in 2021. Payments for satellites and other property and equipment during the six months ended June 30, 2021 were $469.0 million. However, subject to the satisfaction of certain deadlines and other conditions set forth in the FCC Final Order, the Company is eligible to receive Acceleration Payments in an aggregate total amount of approximately $4.9 billion over the next 2 years.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended June 30, 2021. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
Except as described below, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) of the Exchange Act during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On December 1, 2020, we completed our acquisition of Intelsat CA. As part of our ongoing integration of the Intelsat CA business, we are currently integrating policies, processes, people, technology and operations for the combined Company. Management will continue to evaluate the Company's internal control over financial reporting as it continues to integrate the Intelsat CA business.

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
SES Claim
On July 14, 2020, SES Americom, Inc. (“SES”) filed a proof of claim in the Bankruptcy Court in the amount of $1.8 billion against each of the Debtors. SES asserts that the Debtors owe money (or will owe money) to SES pursuant to certain contractual and fiduciary obligations made in the context of the consortium agreement between Debtor Intelsat US LLC, SES, and other satellite operators (the “Consortium Agreement”). SES claims that it is entitled to 50% of the combined payments that may eventually be payable to the Debtors and SES pursuant to the FCC Final Order, which provides for Acceleration Payments subject to the satisfaction of certain deadlines and other conditions set forth therein. SES’s proof of claim alleges that the Debtors breached the Consortium Agreement by taking the position that the Debtors are not required to split Acceleration Payments with SES and the other members of the consortium. The proof of claim also alleges breach of fiduciary duties and unjust enrichment and seeks monetary and punitive damages. We dispute the allegations in the proof of claim and on October 19, 2020, filed an objection to the claim, which we intend to litigate vigorously. A trial on the SES claim is scheduled to commence on September 20, 2021 in the Bankruptcy Court. To the extent that any portion of SES’s claim is allowed, we have asked the Bankruptcy Court to “equitably subordinate” such claim based on SES’s conduct in matters related to the Consortium Agreement. While the ultimate resolution of the claim is not currently predictable, if there is an adverse ruling, the ruling could constitute a material adverse outcome on our future consolidated financial condition.
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
10.1
Amendment No. 3 and Waiver, dated as of July 13, 2021, to Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of June 17, 2020, by and among Intelsat Jackson Holdings S.A., as Borrower, the Guarantor parties thereto, Credit Suisse AG, as Administrative Agent and Collateral Agent and the Lender parties thereto.*

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Shareholders' Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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

INTELSAT S.A.

Date: August 3, 2021	By	/s/ STEPHEN SPENGLER
Stephen Spengler
Chief Executive Officer

Date: August 3, 2021	By	/s/ DAVID TOLLEY
David Tolley
Chief Financial Officer