Form 10-Q
period 2021-09-30
Intelsat S.A.
filed 2021-11-05
CIK 1525773

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
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 29, 2021, 142,184,518 common shares of the registrant were outstanding, with a nominal value of $0.01 per share.
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
When used in this Quarterly Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our belief that the growing worldwide demand for reliable broadband connectivity everywhere at all times, together with our leadership position in our attractive sector, global scale, efficient operating and financial profile, diversified customer sets and sizeable contracted backlog, provide us with a platform for long-term success; our ability to confirm and consummate a plan of reorganization in the Chapter 11 Cases (as defined below); the effects of the Chapter 11 Cases on our liquidity or results of operations or business prospects; other risks related to the Chapter 11 Cases as described further below; our belief that our next generation software-defined satellites (“SDS”) will provide differentiated inventory to help offset recent trends of pricing pressure, new capacity from other satellite operators, and improved access to fiber links in our network services business; our outlook that the increased volume of services provided by our high-throughput satellites (“HTS”) and SDS over time is expected to stabilize the level of business activity in the network services sector; our expectation that over time incremental demand for capacity to support the new 4K format, also known as ultra-high definition, could offset some of the reductions in demand related to use of compression technologies in our media business; our expectation that our new services and technologies will open new sectors that are much larger and faster growing than those we support today; our belief that supporting our video neighborhoods, employing a disciplined yield management approach across our business units, developing and maintaining strong customer relationships and distribution channels for our primary customer sets, and successfully executing on our business plan to deliver strong operational results will drive stability in our core business; our expectation that scaling our differentiated managed service offerings in targeted growth verticals and leveraging the global footprint, higher performance and better economics of our HTS and SDS platforms, in addition to the flexibility of our innovative terrestrial network, will drive revenue growth; our belief that completing targeted investments and partnerships in differentiated space and ground infrastructure will provide a seamless interface with the broader telecommunications ecosystem; our outlook that seeking partnerships and investments for vertical expansion in the growing mobility sector, for example, through our Gogo Transaction (as defined below), and in adjacent space-based businesses, will position us for long-term growth; our belief that investing in and deploying innovative new technologies and platforms will change the types of applications we can serve and increase our share of the global demand for broadband connectivity; our projection that our government business will benefit over time from our agile satellite fleet serving the increasing demands for mobility services from the

U.S. government for aeronautical and ground mobile requirements; our intention to maximize the value of our spectrum rights; our expectations as to our ability to comply with the final U.S. Federal Communications Commission (“FCC”) order regarding clearing C-band spectrum in North America, including the availability of adequate resources and funds required to comply and the receipt of accelerated clearing payments set forth in the FCC order; our belief that developing differentiated managed services and investing in related software- and standards-based technology will allow us to unlock opportunities that are essential to providing global broadband connectivity; the trends that we believe will impact our revenue and operating expenses in the future; our assessments regarding how long satellites that have experienced anomalies in the past should be able to provide service on their transponders; our belief as to the likelihood of the cause of the failure of Intelsat 29e in 2019 occurring on our other satellites; our assessment of the risks of future anomalies occurring on our satellites; our plans for satellite launches in the near-term; our expected capital expenditures in 2021 and during the next several years; our belief that the diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions; our belief that the scale of our fleet can reduce the financial impact of any satellite anomalies or launch failures and protect against service interruptions; and the impact on our financial position or results of operations of pending legal proceedings.
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
•U.S. and other government regulation;
•changes in our contracted backlog or expected contracted backlog for future services, including any supply chain disruptions;
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
•our expectations as to the benefits and impact on our future financial performance associated with the Company’s purchase of the equity of Gogo Inc.’s (NASDAQ: GOGO) (“Gogo”) commercial aviation business (the “Gogo Transaction”);
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
•our ability to develop, obtain support for, confirm and consummate a Chapter 11 plan of reorganization, including the proposed plan of reorganization the Company filed in the Bankruptcy Court on August 24, 2021, as may be modified or amended;
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
•potential delays in the Chapter 11 process due to the effects of the COVID-19 pandemic; and
•our ability to continue as a going concern and our ability to maintain relationships with regulators, suppliers, customers and employees, including the pending retirement and transition period of our current Chief Executive Officer, and other third parties as a result of such going concern, during the restructuring and the pendency of the Chapter 11 Cases.
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
INTELSAT S.A. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2020	September 30, 2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,060,917	$636,510
Restricted cash	21,130	27,675
Receivables, net of allowances of $40,785 in 2020 and $32,949 in 2021	254,273	217,235
Receivables relating to C-band	405,171	1,035,578
Contract assets, net of allowances	39,774	42,447
Inventory	147,094	125,288
Prepaid expenses and other current assets	136,611	140,330
Total current assets	2,064,970	2,225,063
Satellites and other property and equipment, net	4,757,877	4,981,394
Goodwill	2,698,247	2,689,482
Non-amortizable intangible assets	2,295,000	2,295,000
Amortizable intangible assets, net	290,569	262,355
Contract assets, net of current portion and allowances	86,017	71,914
Other assets	605,001	727,862
Total assets	$12,797,681	$13,253,070
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$252,998	$279,122
Taxes payable	7,493	6,486
Employee-related liabilities	43,404	43,382
Accrued interest payable	17,747	19,094
Current maturities of long-term debt	5,903,724	6,162,315
Contract liabilities	157,320	858,941
Deferred satellite performance incentives	47,377	54,512
Other current liabilities	73,479	105,416
Total current liabilities	6,503,542	7,529,268
Contract liabilities, net of current portion	1,447,891	1,309,270
Deferred satellite performance incentives, net of current portion	138,116	121,439
Deferred income taxes	61,345	77,485
Accrued retirement benefits, net of current portion	129,837	113,452
Other long-term liabilities	262,900	315,939
Liabilities subject to compromise	10,168,518	10,169,243
Shareholders’ deficit:
Common shares, nominal value $0.01 per share	1,421	1,422
Paid-in capital	2,573,840	2,577,607
Accumulated deficit	(8,416,410)	(8,889,282)
Accumulated other comprehensive loss	(80,322)	(77,261)
Total Intelsat S.A. shareholders’ deficit	(5,921,471)	(6,387,514)
Noncontrolling interest	7,003	4,488
Total liabilities and shareholders’ deficit	$12,797,681	$13,253,070
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Revenue	$489,449	$526,095	$1,430,303	$1,536,720
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	119,969	177,176	331,191	505,798
Selling, general and administrative	69,215	96,796	214,586	299,499
Depreciation and amortization	162,573	162,017	488,235	495,517
Impairment of non-amortizable intangible and other assets	—	—	46,243	—
Other operating expense—C-band	298	17,867	580	140,861
Total operating expenses	352,055	453,856	1,080,835	1,441,675
Income from operations	137,394	72,239	349,468	95,045
Interest expense, net	(138,075)	(126,600)	(678,937)	(388,836)
Other income, net	3,067	10,196	8,564	40,133
Reorganization items	(36,367)	(98,316)	(335,059)	(203,719)
Loss before income taxes	(33,981)	(142,481)	(655,964)	(457,377)
Income tax benefit (expense)	18,650	(2,605)	17,691	(13,716)
Net loss	(15,331)	(145,086)	(638,273)	(471,093)
Net income attributable to noncontrolling interest	(600)	(604)	(1,784)	(1,779)
Net loss attributable to Intelsat S.A.	$(15,931)	$(145,690)	$(640,057)	$(472,872)
Net loss per common share attributable to Intelsat S.A.:
Basic	$(0.11)	$(1.02)	$(4.51)	$(3.33)
Diluted	$(0.11)	$(1.02)	$(4.51)	$(3.33)
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Net loss	$(15,331)	$(145,086)	$(638,273)	$(471,093)
Other comprehensive income (loss), net of tax:
Defined benefit retirement plans:
Reclassification adjustment for amortization of unrecognized prior service credits, net of tax included in other income, net	(626)	(626)	(1,878)	(1,878)
Reclassification adjustment for amortization of unrecognized actuarial loss, net of tax included in other income, net	1,274	1,672	3,822	4,939
Other comprehensive income	648	1,046	1,944	3,061
Comprehensive loss	(14,683)	(144,040)	(636,329)	(468,032)
Comprehensive income attributable to noncontrolling interest	(600)	(604)	(1,784)	(1,779)
Comprehensive loss attributable to Intelsat S.A.	$(15,283)	$(144,644)	$(638,113)	$(469,811)
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

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands, except where otherwise noted)

	Common Shares
	Number of Shares (in millions)	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Intelsat S.A. Shareholders’ Deficit	Noncontrolling Interest
Balance at December 31, 2020	142.1	$1,421	$2,573,840	$(8,416,410)	$(80,322)	$(5,921,471)	$7,003
Net income (loss)	—	—	—	(174,876)	—	(174,876)	570
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,417)
Share-based compensation	0.1	1	723	—	—	724	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	969	969	—
Balance at March 31, 2021	142.2	$1,422	$2,574,563	$(8,591,286)	$(79,353)	$(6,094,654)	$6,156
Net income (loss)	—	—	—	(152,306)	—	(152,306)	604
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,436)
Share-based compensation	—	—	1,581	—	—	1,581	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	1,046	1,046	—
Balance at June 30, 2021	142.2	$1,422	$2,576,144	$(8,743,592)	$(78,307)	$(6,244,333)	$5,324
Net income (loss)	—	—	—	(145,690)	—	(145,690)	604
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,440)
Share-based compensation	—	—	1,463	—	—	1,463	—
Postretirement/pension liability adjustment, net of tax	—	—	—	—	1,046	1,046	—
Balance at September 30, 2021	142.2	$1,422	$2,577,607	$(8,889,282)	$(77,261)	$(6,387,514)	$4,488
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net loss	$(638,273)	$(471,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	488,235	495,517
Provision for expected credit losses	36,360	21,729
Foreign currency transaction losses	7,330	2,639
Loss on disposal of assets	—	43
Impairment of non-amortizable intangible and other assets	46,243	—
Share-based compensation	9,399	19,377
Deferred income taxes	4,720	5,404
Amortization of discount, premium, issuance costs and related costs	19,689	7,559
Non-cash reorganization items	196,974	—
Debtor-in-possession financing fees	52,182	46,944
Amortization of actuarial loss and prior service credits for retirement benefits	1,976	3,189
Unrealized losses on derivative financial instruments	372	—
Unrealized (gains) losses on investments and loans held-for-investment	721	(25,226)
Amortization of supplemental type certificate costs	—	8,549
Other non-cash items	—	(133)
Changes in operating assets and liabilities:
Receivables	2,769	22,554
Prepaid expenses, contract and other assets	(67,253)	17,557
Accounts payable and accrued liabilities	60,624	3,603
Accrued interest payable	48,713	1,347
Contract liabilities	(62,737)	(67,054)
Accrued retirement benefits	(12,253)	(16,385)
Other long-term liabilities	(1,062)	(25,944)
Net cash provided by operating activities	194,729	50,176
Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(419,952)	(667,885)
Acquisition of loans held-for-investment	(2,300)	—
Proceeds from sale of investment	—	15,000
Loan amendment fees received	—	1,800
Proceeds from principal payments on loans held-for-investment	973	208
Capital contribution to unconsolidated affiliate (including capitalized interest)	(2,692)	—
Acquisition of intangible assets	—	(3,315)
Other proceeds from satellites	5,625	—
Net cash used in investing activities	(418,346)	(654,192)
Cash flows from financing activities:
Proceeds from debtor-in-possession financing	500,000	1,250,000
Repayments of debtor-in-possession financing	—	(1,000,000)
Debtor-in-possession financing fees	(52,182)	(46,944)
Principal payments on deferred satellite performance incentives	(25,428)	(14,859)
Dividends paid to noncontrolling interest	(4,959)	(4,293)
Net cash provided by financing activities	417,431	183,904
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,328)	(3,250)
Net change in cash, cash equivalents and restricted cash	189,486	(423,362)
Cash, cash equivalents, and restricted cash, beginning of period	830,864	1,087,547
Cash, cash equivalents, and restricted cash, end of period	$1,020,350	$664,185

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Supplemental cash flow information:
Cash paid for reorganization items included in cash flows from operating activities	$53,983	$152,675
Interest paid, net of amounts capitalized	532,234	307,901
Income taxes paid, net of refunds	4,717	2,664
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$51,221	$67,944
Conversion of loans held-for-investment to equity securities	4,802	—
Capitalization of deferred satellite performance incentives	—	5,318
Conversion of payment-in-kind interest on loans held-for-investment	—	1,762
Purchase price adjustment	—	7,843
See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A. (DEBTOR-IN-POSSESSION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2021
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
C-band Spectrum Clearing
On March 3, 2020, the U.S. Federal Communications Commission (“FCC”) issued its final order in the C-band proceeding (the “FCC Final Order”), which, among other things, provides for monetary incentives for fixed satellite services (“FSS”) providers to clear a portion of the C-band spectrum on an accelerated basis (the “Acceleration Payments”). On August 14, 2020, Intelsat License LLC (“Intelsat License”) filed its C-band spectrum transition plan with the FCC, with ongoing updates as requested by the FCC. The most recent amended transition plan was filed on September 30, 2021.
Under the FCC Final Order, Intelsat License is eligible to receive Acceleration Payments of approximately $1.2 billion and $3.7 billion based on the milestone clearing certification dates of December 5, 2021 and December 5, 2023, with the respective payments expected to be received in the first half of each successive year, respectively, subject to the satisfaction of certain deadlines and other conditions. In addition, under the FCC Final Order, we are also entitled to receive reimbursement payments for certain C-band spectrum clearing expenses incurred, subject to the satisfaction of certain conditions set forth in the FCC Final Order. As of December 31, 2020 and September 30, 2021, we incurred $405.2 million and $1.0 billion, respectively, related to expected reimbursable costs associated with the FCC Final Order, which are included within the receivables relating to C-band line item on our condensed consolidated balance sheets. Fulfillment costs incurred as a result of the FCC Final Order, which include costs to pay personnel or third parties to assist with customer reconfiguration and relocation, installation of filters, and program management costs, are expensed as incurred and are included within other operating expense—C-band on our condensed consolidated statements of operations. On October 4, 2021, as subsequently amended on October 15, 2021, Intelsat License filed its Phase I Certification of Accelerated Relocation, indicating completion of required clearing activities to satisfy the December 5, 2021 deadline and requesting FCC validation to receive the $1.2 billion Acceleration Payment.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the total sum of these amounts reported in our condensed consolidated statements of cash flows (in thousands):

	As of December 31, 2020	As of September 30, 2021
Cash and cash equivalents	$1,060,917	$636,510
Restricted cash	21,130	27,675
Restricted cash included in other assets	5,500	—
Cash, cash equivalents and restricted cash	$1,087,547	$664,185
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
The following table provides a roll-forward of the allowance for credit losses reported within our condensed consolidated balance sheets (in thousands):

Description	Three Months Ended September 30, 2020		Three Months Ended September 30, 2021
	Accounts Receivable	Contract Assets	Accounts Receivable	Contract Assets
Balance at July 1	$27,578	$1,638	$29,202	$4,346
Charged to costs and expenses	6,743	75	6,484	(617)
Deductions(1)	(4,483)	—	(2,737)	—
Balance at September 30	$29,838	$1,713	$32,949	$3,729

Description	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2021
	Accounts Receivable	Contract Assets	Accounts Receivable	Contract Assets
Balance at January 1	$40,028	$—	$40,785	$3,889
Cumulative-effect adjustment of ASU 2016-13 adoption	—	916	—	—
Charged to costs and expenses	35,563	797	21,889	(160)
Deductions(1)	(45,753)	—	(29,725)	—
Balance at September 30	$29,838	$1,713	$32,949	$3,729
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
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. We are in the process of evaluating the impact that ASU 2021-08 will have on our condensed consolidated financial statements and associated disclosures.
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
On June 9, 2020, Intelsat Jackson received approval from the Bankruptcy Court to enter into a multiple draw superpriority senior secured debtor-in-possession term loan facility (as amended, the “Original DIP Facility”) in an aggregate principal amount of $1.0 billion on the terms and conditions as set forth in the DIP credit agreement (as amended, the “Original DIP Credit Agreement”), and on June 17, 2020, Intelsat Jackson and certain of its subsidiaries as guarantors (together with Intelsat Jackson, the “DIP Debtors”) entered into the final Original DIP Credit Agreement. On September 14, 2021, the DIP Debtors received approval from the Bankruptcy Court (the “DIP Order”) to enter into a multiple draw superpriority senior secured debtor-in-possession term loan facility (the “New DIP Facility”) in an aggregate principal amount of $1.5 billion on the terms and conditions as set forth in the credit agreement for the New DIP Facility (the “New DIP Credit Agreement”), and on September 14, 2021, Intelsat Jackson and certain of the DIP Debtors entered into the final New DIP Credit Agreement. The New DIP Facility provided $1.25 billion in new money at closing for Intelsat Jackson to, among other things, refinance the Original DIP Facility and, provides the ability for Intelsat Jackson, at its sole discretion, to make an incremental $250.0 million draw. For additional information regarding our credit facilities, see Note 11—Debt.
On July 11, 2020, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing.

On February 11, 2021, the Debtors entered into a plan support agreement with certain of the Debtors’ prepetition secured and unsecured creditors. After entry into such plan support agreement, the Debtors continued to engage with their stakeholders and on August 24, 2021, entered into an amended plan support agreement (together with all exhibits and schedules thereto, the “PSA”) with certain of the Debtors’ prepetition secured and unsecured creditors (the “Consenting Creditors” and together with the Debtors, the “PSA Parties”). The PSA contains certain covenants on the part of the PSA Parties, including but not limited to the Consenting Creditors voting in favor of the Amended Joint Chapter 11 Plan of Reorganization of Intelsat S.A. and Its Debtor Affiliates (as amended, the “Plan”), and provides that the Debtors shall achieve certain milestones (unless extended or waived in writing). In connection with the PSA, on August 24, 2021, the Debtors filed the Plan and the Amended Disclosure Statement for the Amended Joint Chapter 11 Plan of Reorganization of Intelsat S.A. and Its Debtor Affiliates (as amended, the “Disclosure Statement”), which describes a variety of topics related to the Chapter 11 Cases, including (i) events leading to the Chapter 11 Cases; (ii) significant events that took place during the Chapter 11 Cases; (iii) certain terms of the Plan; and (iv) certain anticipated risk factors associated with, and anticipated consequences of the Plan. On September 7, 2021, the Bankruptcy Court entered an order approving the Disclosure Statement. A hearing on confirmation of the Plan has been set by the Bankruptcy Court to begin on December 2, 2021.
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Note 11—Debt.
While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make monthly interest payments on their senior secured debt instruments pursuant to the adequate protection requirements under the DIP Order. The contractual interest expense pursuant to our unsecured debt instruments that was not recognized in our condensed consolidated statements of operations was $196.4 million and $192.3 million for the three months ended September 30, 2020 and 2021, respectively, and $298.9 million and $576.8 million for the nine months ended September 30, 2020 and 2021, respectively.
Delisting and Deregistration of Intelsat S.A. Common Shares
On May 20, 2020, the New York Stock Exchange (“NYSE”) filed a Form 25 with the SEC to delist the Company’s common shares, $0.01 par value from the NYSE. The delisting became effective 10 days after the Form 25 was filed. The deregistration of the common shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) became effective 90 days after the filing date of the Form 25. As of September 30, 2021, the common shares remain registered under Section 12(g) and Section 15(d) of the Exchange Act. However, the Company filed a Form 15 to terminate the registration of its common shares under Section 12(g) of the Exchange Act on September 3, 2021. We expect the termination of the registration of the common shares under Section 12(g) to become effective 90 days after the filing date of the Form 15. The Company’s common shares began trading on the OTC Pink Marketplace on May 19, 2020 under the symbol “INTEQ.”
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
Liabilities subject to compromise consisted of the following (in thousands):

	As of December 31, 2020	As of September 30, 2021
Accounts payable	$9,545	$10,671
Debt subject to comprise	9,782,161	9,782,161
Accrued interest on debt subject to compromise	341,676	341,676
Other long-term liabilities subject to compromise	35,136	34,735
Total liabilities subject to compromise	$10,168,518	$10,169,243
Reorganization Items
The expenses, gains and losses directly and incrementally resulting from the Chapter 11 Cases are separately reported as reorganization items in our condensed consolidated statement of operations.

Reorganization items consisted of the following (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Adjustment of debt discount, premium and issuance costs	$—	$—	$196,974	$—
Debtor-in-possession financing fees	—	46,944	52,182	46,944
Professional fees	36,262	50,825	85,233	156,199
Other reorganization costs	105	547	670	576
Total reorganization items	$36,367	$98,316	$335,059	$203,719
Going Concern
Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our condensed consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, that raised substantial doubt as to the Company’s ability to continue as a going concern. As reflected in our condensed consolidated financial statements, the Company had cash and cash equivalents of $636.5 million and an accumulated deficit of $8.9 billion as of September 30, 2021. The Company generated income from operations of $95.0 million and a net loss of $471.1 million for the nine months ended September 30, 2021.
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
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. As such, we have reclassified all such debt obligations, other than debt subject to compromise, to current maturities of long-term debt on our condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Note 11—Debt.
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

The following table summarizes the preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed on the acquisition date, based on estimated fair values both as disclosed in the Company’s 2020 Annual Report and as adjusted for measurement period adjustments identified during the nine months ended September 30, 2021 (in thousands):

	Purchase Price Allocation
	As of December, 1, 2020 (preliminary)	Measurement Period Adjustments	As of September 30, 2021 (as adjusted)
Assets acquired
Cash and cash equivalents	$9,867	$—	$9,867
Receivables, net of allowances	52,849	138	52,987
Inventory	144,014	(5,619)	138,395
Prepaid expenses and other current assets	36,140	—	36,140
Property and equipment	41,328	5,063	46,391
Amortizable intangible assets
Software	45,464	—	45,464
Trade name	1,000	—	1,000
Goodwill	77,620	(8,765)	68,855
Other assets
Supplemental type certificates	24,253	48	24,301
Line fit certificates	21,776	—	21,776
Other assets	100,566	—	100,566
Total assets acquired	554,877	(9,135)	545,742
Liabilities assumed
Current liabilities
Accounts payable and accrued liabilities	(63,300)	779	(62,521)
Contract liabilities	(13,527)	513	(13,014)
Other current liabilities	(25,472)	—	(25,472)
Noncurrent liabilities	(43,522)	—	(43,522)
Total liabilities assumed	(145,821)	1,292	(144,529)
Total purchase consideration	$409,056	$(7,843)	$401,213
The fair value estimates of the net assets acquired are based upon calculations and valuations, and estimates and assumptions regarding certain tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill represents expected synergies in mobility services and connectivity, $42.3 million of which is deductible for tax purposes.
The measurement period adjustments decreased the provisionally recognized goodwill by $8.8 million and have been recognized prospectively, which primarily relate to the resolution of certain purchase price adjustments, a $5.6 million adjustment in the provisional value of inventory and a $5.1 million adjustment in the provisional value of property and equipment as a result of additional information obtained during the nine months ended September 30, 2021. These adjustments did not have a material impact on our condensed consolidated balance sheets, statements of operations or cash flows in any periods previously reported.
The following table presents the unaudited pro forma revenue and net loss of the Company, inclusive of Intelsat CA, as if the acquisition had occurred on January 1, 2020, for the three and nine months ended September 30, 2020 (in thousands):

	Pro Forma
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Revenue	$525,965	$1,606,186
Net loss	(87,165)	(858,459)
The unaudited pro forma combined financial information is disclosed for illustrative purposes only, and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the dates indicated or what the results would be for any future periods.

Acquisition-related costs amounted to $6.2 million and $6.3 million for the three and nine months ended September 30, 2020, respectively, and $0.5 million and $5.5 million for the three and nine months ended September 30, 2021, respectively, which were included within selling, general and administrative expenses in our condensed consolidated statements of operations.
Note 4—Share Capital
Under our Articles of Incorporation, we have an authorized share capital of $10.0 million, represented by 1.0 billion shares of any class with a nominal value of $0.01 per share. At September 30, 2021, there were approximately 142.2 million common shares issued and outstanding.
Note 5—Revenue
(a) Contract Liabilities
As of December 31, 2020 and September 30, 2021, we had contract liabilities of $405.2 million and $1.0 billion, respectively, related to reimbursable costs associated with the FCC Final Order. As of December 31, 2020, these amounts were included within contract liabilities, net of current portion, and as of September 30, 2021, $702.0 million of these amounts were included within contract liabilities and $333.6 million of these amounts were included within contract liabilities, net of current portion, on our condensed consolidated balance sheets.
For the three months ended September 30, 2020 and 2021, we recognized revenue of $47.8 million and $51.5 million, respectively, and for the nine months ended September 30, 2020 and 2021, we recognized revenue of $185.5 million and $191.8 million, respectively, that were included in the contract liability balances as of January 1, 2020 and 2021, respectively.
(b) Assets Recognized from the Costs to Obtain a Customer Contract
For the three months ended September 30, 2020 and 2021, we capitalized $1.5 million and $3.2 million for costs to obtain a customer contract, respectively, and amortized $1.1 million and $1.2 million, respectively. For the nine months ended September 30, 2020 and 2021, we capitalized $3.9 million and $9.5 million for costs to obtain a customer contract, respectively, and amortized $3.9 million and $3.6 million, respectively. As of December 31, 2020 and September 30, 2021, capitalized costs to obtain a customer contract amounted to $10.4 million and $16.3 million, respectively, and were included within other assets in our condensed consolidated balance sheets.
(c) Remaining Performance Obligations
Our remaining performance obligation is our expected future revenue under our existing customer contracts and includes both cancelable and non-cancelable contracts. Our remaining performance obligation was approximately $5.6 billion as of September 30, 2021. As of September 30, 2021, the weighted average remaining customer contract life was approximately 3.9 years. Approximately 30%, 29%, and 41% of our total remaining performance obligation as of September 30, 2021 is expected to be recognized as revenue during 2021 and 2022, 2023 and 2024, and 2025 and thereafter, respectively. The amount included in the remaining performance obligation represents the full-service charge for the duration of the contract and does not include termination fees. The amount of the termination fees, which is not included in the remaining performance obligation amount, is generally calculated as a percentage of the remaining performance obligation associated with the contract. In certain cases of breach for non-payment or customer financial distress or bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our remaining performance obligation includes 100% of the remaining performance obligation of our consolidated ownership interests, which is consistent with the accounting for our ownership interest in these entities.
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

The following table disaggregates revenue by billing region (in thousands, except percentages):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2021
North America	$266,516	54%	$298,750	57%	$758,999	53%	$871,104	57%
Europe	54,082	11%	60,585	12%	160,866	11%	169,050	11%
Latin America and Caribbean	52,474	11%	50,429	10%	157,956	11%	149,088	10%
Africa and Middle East	60,349	12%	57,502	11%	181,151	13%	170,973	11%
Asia-Pacific	56,028	11%	58,829	11%	171,331	12%	176,505	11%
Total	$489,449		$526,095		$1,430,303		$1,536,720
The following table disaggregates revenue by type of service (in thousands, except percentages):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2021
On-Network Revenues
Transponder services	$353,758	72%	$320,260	61%	$1,028,692	72%	$969,423	63%
Managed services	69,438	14%	71,856	14%	226,749	16%	211,710	14%
Channel	280	—%	186	—%	1,096	—%	567	—%
Total on-network revenues	423,476	87%	392,302	75%	1,256,537	88%	1,181,700	77%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	54,478	11%	40,090	8%	141,783	10%	122,393	8%
Satellite-related services	11,495	2%	11,090	2%	31,983	2%	29,582	2%
Total off-network and other revenues	65,973	13%	51,180	10%	173,766	12%	151,975	10%
In-flight Services Revenues
Services	—		67,482	13%	—		169,489	11%
Equipment	—		15,131	3%	—		33,556	2%
Total in-flight services revenue	—		82,613	16%	—		203,045	13%
Total	$489,449		$526,095		$1,430,303		$1,536,720
The following table disaggregates revenue by type of customer application (in thousands, except percentages):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2021
Network services	$169,594	35%	$241,737	46%	$495,671	35%	$676,740	44%
Media	203,552	42%	181,069	34%	611,946	43%	550,175	36%
Government	107,981	22%	95,008	18%	299,840	21%	288,764	19%
Satellite-related services	8,322	2%	8,281	2%	22,846	2%	21,041	1%
Total	$489,449		$526,095		$1,430,303		$1,536,720
Our largest customer accounted for approximately 14% and 10% of our revenue during the three months ended September 30, 2020 and 2021, respectively, and 14% and 11% during the nine months ended September 30, 2020 and 2021, respectively. Our ten largest customers accounted for approximately 43% and 35% of our revenue during the three months ended September 30, 2020 and 2021, respectively, and 41% and 36% during the nine months ended September 30, 2020 and 2021, respectively.
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

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data or where otherwise noted):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Numerator:
Net loss attributable to Intelsat S.A.	$(15,931)	$(145,690)	$(640,057)	$(472,872)
Denominator:
Basic weighted average shares outstanding (in millions)	142.1	142.2	141.9	142.2
Diluted weighted average shares outstanding (in millions)	142.1	142.2	141.9	142.2
Basic EPS	$(0.11)	$(1.02)	$(4.51)	$(3.33)
Diluted EPS	$(0.11)	$(1.02)	$(4.51)	$(3.33)
Due to a net loss for each of the three and nine months ended September 30, 2020 and 2021, there were no dilutive securities, and therefore, basic and diluted EPS were the same. The weighted average number of common shares that could potentially dilute basic EPS in the future was 22.3 million and 22.8 million for the three months ended September 30, 2020 and 2021, respectively, and 22.3 million and 22.6 million for the nine months ended September 30, 2020 and 2021, respectively, primarily consisting of the 2025 Convertible Notes.
Note 7—Retirement Plans and Other Retiree Benefits
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
Included in accumulated other comprehensive loss at September 30, 2021 was $110.7 million ($79.1 million, net of tax) that has not yet been recognized in net periodic benefit cost.

The tables below show the components of net periodic benefit cost (income) for the three and nine months ended September 30, 2020 and 2021 (in thousands). These amounts are recognized in other income (expense), net in the condensed consolidated statements of operations.

	Pension Benefits
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Interest cost	$2,962	$2,030	$8,888	$6,091
Expected return on plan assets	(5,810)	(5,592)	(17,431)	(16,775)
Amortization of unrecognized net loss	1,600	2,046	4,799	6,136
Net periodic benefit income	$(1,248)	$(1,516)	$(3,744)	$(4,548)

	Other Postretirement Benefits
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Interest cost	$266	$149	$798	$447
Amortization of unrecognized prior service credits	(636)	(636)	(1,908)	(1,909)
Amortization of unrecognized net gain	(305)	(347)	(915)	(1,039)
Net periodic benefit income	$(675)	$(834)	$(2,025)	$(2,501)
(b) Other Retirement Plans
We maintain a defined contribution retirement plan qualified under the provisions of Section 401(k) of the Internal Revenue Code for our employees in the United States. We have received authorization from the Bankruptcy Court to continue making our contributions in the ordinary course during the Chapter 11 Cases. We recognized compensation expense for this plan of $2.2 million and $3.3 million for the three months ended September 30, 2020 and 2021, respectively, and $6.7 million and $10.1 million for the nine months ended September 30, 2020 and 2021, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.
Note 8—Satellites and Other Property and Equipment
(a) Satellites and Other Property and Equipment, net
Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2020	As of September 30, 2021
Satellites and launch vehicles	$10,500,021	$11,090,649
Information systems and ground segment	1,062,216	1,155,922
Buildings and other	322,093	320,534
Total cost	11,884,330	12,567,105
Less: accumulated depreciation	(7,126,453)	(7,585,711)
Total	$4,757,877	$4,981,394
Satellites and other property and equipment are stated at historical cost, except for satellites that have been impaired. Satellites and other property and equipment acquired as part of an acquisition are stated based on their fair value at the date of acquisition.
Satellites and other property and equipment, net of accumulated depreciation as of December 31, 2020 and September 30, 2021, included construction-in-progress of $768.6 million and $1.2 billion, respectively. These amounts relate primarily to satellites under construction and related launch services. As of September 30, 2021, we incurred C-band clearing related costs and expenses of $1.1 billion, of which $972.2 million was capitalized. Of this capitalized amount, $887.6 million and $84.6 million were capitalized as satellites and other property and equipment, net of accumulated depreciation, and other current assets, respectively, in the condensed consolidated balance sheets. An estimated $904.8 million of the capitalized costs is expected to be reimbursable under the FCC Final Order.
Interest costs of $10.5 million and $23.4 million were capitalized for the three months ended September 30, 2020 and 2021, respectively, and $20.7 million and $58.6 million were capitalized for the nine months ended September 30, 2020 and 2021, respectively. Additionally, depreciation expense was $154.4 million and $151.3 million for the three months ended September 30,

2020 and 2021, respectively, and $463.3 million and $462.8 million for the nine months ended September 30, 2020 and 2021, respectively.
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
Note 9—Investments
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
We have determined that this joint venture meets the criteria of a VIE under ASC 810, and we have concluded that we are the primary beneficiary because decisions relating to any future relocation of the Horizons 2 satellite, the most significant asset of the joint venture, are effectively controlled by us. In accordance with ASC 810, as the primary beneficiary, we consolidate Horizons Holdings within our condensed consolidated financial statements. Total assets of Horizons Holdings were $14.2 million and $9.1 million as of December 31, 2020 and September 30, 2021, respectively. Total liabilities were nominal as of both December 31, 2020 and September 30, 2021.
We have a revenue sharing agreement with JSAT related to services sold on the Horizons 1 and Horizons 2 satellites. We are responsible for billing and collection for such services, and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons 1 and Horizons 2 satellites were $1.8 million and $2.8 million as of December 31, 2020 and September 30, 2021, respectively.
(b) Horizons-3 Satellite LLC
On November 4, 2015, we entered into an additional joint venture agreement with JSAT. The joint venture, Horizons 3, was formed for the purpose of developing, launching, managing, operating and owning a high-performance satellite located at the 169ºE orbital location.
Horizons 3, which is 50% owned by each of Intelsat and JSAT, was set up with joint sharing of management authority and equal rights to profits and revenues from the joint venture. Similar to Horizons Holdings, we have a revenue sharing agreement with JSAT related to services sold on the Horizons 3e satellite. In addition, we are responsible for billing and collection for such services, and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons 3e satellite were $5.0 million and $8.8 million as of December 31, 2020 and September 30, 2021, respectively.
We have determined that this joint venture meets the criteria of a VIE under ASC 810; however, we have concluded that we are not the primary beneficiary and therefore do not consolidate Horizons 3. The assessment considered both quantitative and qualitative factors, including an analysis of voting power and other means of control of the joint venture, as well as each owner’s exposure to risk of loss or gain. Because we and JSAT equally share control over the operations of the joint venture and also equally share exposure to risk of losses or gains, we concluded that we are not the primary beneficiary of Horizons 3. Our investment, included within other assets in our condensed consolidated balance sheets, is accounted for using the equity method of accounting. The investment balance, which is equivalent to our maximum exposure to loss, was $103.8 million and $103.7 million as of December 31, 2020 and September 30, 2021, respectively. The investment balance exceeded our equity in the net assets of Horizons 3 by $10.9 million and $10.3 million as of December 31, 2020 and September 30, 2021, respectively. This basis difference represents the capitalized interest that we incurred in relation to financing our investment, and we recognize it as a reduction of our equity in earnings of Horizons 3 on a straight-line basis over the life of the satellite. We recognized a nominal amount of equity in losses of Horizons 3 in other income, net for each of the three and nine months ended September 30, 2020 and 2021.
In connection with our investment in Horizons 3, we entered into a capital contribution and subscription agreement, which requires us to fund our 50% share of the amounts due in order to maintain our respective 50% interest in the joint venture. Pursuant to this agreement, we made contributions of $2.7 million for the year ended December 31, 2020, with no comparable amounts during the nine months ended September 30, 2021. We received distributions of $9.0 million for the year ended December 31, 2020, with no comparable amounts for the nine months ended September 30, 2021. The Company utilizes the cumulative earnings approach to determine whether distributions received from equity method investees are returns on investment or returns of investment. In addition, our indirect subsidiary that holds our investment in Horizons 3 has entered into a security and pledge agreement with Horizons 3, pursuant to which it has granted a security interest in its membership interest in Horizons 3. Further, our indirect subsidiary has granted a security interest to Horizons 3 in its customer capacity contracts and its ownership interest in its wholly-owned subsidiary that holds the FCC license required for the joint venture’s operations.
The Horizons 3e satellite entered into service in January 2019. The Company purchases satellite capacity and related services from the Horizons 3 joint venture, and then sells that capacity to its customers. We incurred direct costs of revenue related to these purchases of $4.9 million and $4.5 million during the three months ended September 30, 2020 and 2021, respectively, and $14.9 million and $13.4 million during the nine months ended September 30, 2020 and 2021, respectively. The Company also sells managed ground network services to the Horizons 3 joint venture and provides program management services for a fee. We recorded an offset to direct costs of revenue related to the provision of these services of $1.7 million during each of the three months ended September 30, 2020 and 2021, and $5.2 million during each of the nine months ended September 30, 2020 and 2021. On the condensed consolidated balance sheets as of September 30, 2021, $0.9 million due from Horizons 3 was included in receivables with no comparable amount as of December 31, 2020, and $1.5 million due to Horizons 3 was included in accounts payable and accrued liabilities as of both December 31, 2020 and September 30, 2021.
(c) Investments in Equity Securities
The Company holds noncontrolling equity investments in four separate privately held companies, including investments in equity securities without readily determinable fair values and common stock warrants.
In accordance with ASC 321, Investments—Equity Securities, we use the measurement alternative to measure the fair value of our investments in equity securities without readily determinable fair values. Accordingly, these investments are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We recognized an increase in fair value relating to investments of $7.3 million and $15.0 million for the three and nine months ended September 30, 2021, respectively, with no comparable amounts for the three and nine months ended September 30, 2020, which are recognized in other income, net in our condensed consolidated statements of operations. Additionally, during the second quarter of 2021, we sold all of our interest in one of our investments for $15.0 million, resulting in a gain of $5.3 million, which was recognized in other income, net in our condensed consolidated statements of operations. These investments were recorded in other assets in our condensed consolidated balance sheets and had a total carrying value of $31.9 million and $45.9 million as of December 31, 2020 and September 30, 2021, respectively.
We measure our stock warrants at fair value and recognized an increase in fair value of stock warrants of $5.5 million for the six months ended June 30, 2021. These warrants were recorded in other assets in our condensed consolidated balance sheets and had a cumulative fair value of $3.2 million and $8.8 million as of December 31, 2020 and June 30, 2021, respectively. During the three months ended September 30, 2021, these warrants were converted into common shares of a newly merged public company. As a result of the conversion, we recognized a gain of $7.3 million, as well as an additional gain of $1.8 million related to an amendment fee for a loan receivable, both of which are included in other income, net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2021. There were no comparable amounts for the three and nine months ended September 30, 2020. As of September 30, 2021, these common shares had a fair value of $16.0 million, which is included in other assets in our condensed consolidated balance sheets.
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
Loan receivables were recorded in other assets in our condensed consolidated balance sheets at an amortized cost basis of $71.2 million and $74.0 million as of December 31, 2020 and September 30, 2021, respectively. As of December 31, 2020 and September 30, 2021, $1.9 million and $3.1 million, respectively, of accrued interest related to our loan receivables was recorded in prepaid expenses and other current assets in our condensed consolidated balance sheets. We recognized interest income related to our loan receivables of $1.0 million and $1.1 million for the three months ended September 30, 2020 and 2021, respectively, and $2.9 million and $3.1 million for the nine months ended September 30, 2020 and 2021, respectively.

A loan is determined to be impaired and placed on non-accrual status when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due under the contractual terms of the applicable loan agreement. We recognized impairment losses of $0.6 million related to loan receivables during the three and nine months ended September 30, 2020, with no comparable amounts for the three and nine months ended September 30, 2021.
The fair value of loan receivables is evaluated on a loan-by-loan basis, and is determined based on assessments of discounted cash flows that are considered probable of collection. We consider these inputs to be Level 3 within the fair value hierarchy under ASC 820. The cumulative fair value of our loan receivables as of December 31, 2020 and September 30, 2021 was $72.9 million and $77.4 million, respectively.
Note 10—Goodwill and Other Intangible Assets
(a) Goodwill
As a result of the Gogo Transaction, we provisionally recognized goodwill of $77.6 million as of December 1, 2020, which was subsequently decreased by $8.8 million as a result of measurement period adjustments during the nine months ended September 30, 2021. See Note 3—Acquisition of Gogo’s Commercial Aviation Business for additional discussion.
The carrying amounts of goodwill consisted of the following (in thousands):

	As of December 31, 2020	As of September 30, 2021
Goodwill	$6,858,447	$6,849,682
Accumulated impairment losses	(4,160,200)	(4,160,200)
Net carrying amount	$2,698,247	$2,689,482
(b) Orbital Locations, Trade Name and Other Intangible Assets
Orbital Locations and Trade Name. During the first quarter of 2020, we recognized an impairment of our trade name intangible asset of $12.2 million, which is included within impairment of non-amortizable intangible assets in the condensed consolidated statements of operations.
The carrying amounts of acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of December 31, 2020	As of September 30, 2021
Orbital locations	$2,250,000	$2,250,000
Trade name	45,000	45,000
Total non-amortizable intangible assets	$2,295,000	$2,295,000
Other Intangible Assets. The carrying amounts and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2020			As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$744,760	$(722,697)	$22,063	$744,760	$(729,782)	$14,978
Customer relationships	534,030	(309,486)	224,544	534,030	(324,835)	209,195
Software	45,808	(1,846)	43,962	49,122	(10,940)	38,182
Total	$1,324,598	$(1,034,029)	$290,569	$1,327,912	$(1,065,557)	$262,355
Intangible assets are amortized based on the expected pattern of consumption. Amortization expense was $7.8 million and $10.3 million for the three months ended September 30, 2020 and 2021, respectively, and $23.3 million and $31.5 million for the nine months ended September 30, 2020 and 2021, respectively.
Note 11—Debt
As discussed in Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters, the filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. As such, we have reclassified all such debt obligations, other than debt subject to compromise, to current maturities of long-term debt on our condensed consolidated balance sheet as of September 30, 2021. Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make monthly interest payments on their senior secured debt instruments pursuant to the adequate protection requirements under the DIP Order.
The carrying values and fair values of our notes payable and debt were as follows (in thousands):

	As of December 31, 2020		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
4.5% Convertible Senior Notes due June 2025 (1)	$402,500	$130,813	$402,500	$56,350
Unamortized prepaid debt issuance costs and discount on 4.5% Convertible Senior Notes	—	—	—	—
Total Intelsat S.A. obligations	402,500	130,813	402,500	56,350
Intelsat Luxembourg:
7.75% Senior Notes due June 2021 (1)	421,219	14,743	421,219	2,106
Unamortized prepaid debt issuance costs on 7.75% Senior Notes	—	—	—	—
8.125% Senior Notes due June 2023 (1)	1,000,000	130,000	1,000,000	95,000
Unamortized prepaid debt issuance costs on 8.125% Senior Notes	—	—	—	—
12.5% Senior Notes due November 2024 (1)	403,350	42,352	403,350	30,251
Unamortized prepaid debt issuance costs and discount on 12.5% Senior Notes	—	—	—	—
Total Intelsat Luxembourg obligations	1,824,569	187,095	1,824,569	127,357
Intelsat Connect Finance:
9.5% Senior Notes due February 2023 (1)	1,250,000	334,375	1,250,000	312,500
Unamortized prepaid debt issuance costs and discount on 9.5% Senior Notes	—	—	—	—
Total Intelsat Connect Finance obligations	1,250,000	334,375	1,250,000	312,500
Intelsat Jackson:
9.5% Senior Secured Notes due September 2022	490,000	543,900	490,000	578,813
Unamortized prepaid debt issuance costs and discount on 9.5% Senior Secured Notes	(7,495)	—	(4,450)	—
8% Senior Secured Notes due February 2024	1,349,678	1,373,297	1,349,678	1,385,107
Unamortized prepaid debt issuance costs and premium on 8% Senior Secured Notes	(3,072)	—	(2,403)	—
5.5% Senior Notes due August 2023 (1)	1,985,000	1,349,800	1,985,000	1,091,750
Unamortized prepaid debt issuance costs on 5.5% Senior Notes	—	—	—	—
9.75% Senior Notes due July 2025 (1)	1,885,000	1,347,775	1,885,000	1,050,888
Unamortized prepaid debt issuance costs on 9.75% Senior Notes	—	—	—	—
8.5% Senior Notes due October 2024 (1)	2,950,000	2,079,750	2,950,000	1,666,750
Unamortized prepaid debt issuance costs and premium on 8.5% Senior Notes	—	—	—	—
Senior Secured Credit Facilities due November 2023	2,000,000	2,025,000	2,000,000	2,022,140
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(16,955)	—	(12,869)	—
Senior Secured Credit Facilities due January 2024	395,000	400,925	395,000	400,680
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(1,238)	—	(952)	—
6.625% Senior Secured Credit Facilities due January 2024	700,000	714,000	700,000	709,918
Unamortized prepaid debt issuance costs and discount on Senior Secured Credit Facilities	(2,194)	—	(1,689)	—

	As of December 31, 2020		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Superpriority Senior Secured DIP Credit Facilities due July 2021	1,000,000	1,011,250	—	—
Superpriority Senior Secured DIP Credit Facilities due July 2022	—	—	1,250,000	1,257,288
Total Intelsat Jackson obligations	12,723,724	10,845,697	12,982,315	10,163,334
Eliminations:
8.125% Senior Notes of Intelsat Luxembourg due June 2023 owned by Intelsat Jackson (1)	(111,663)	(14,517)	(111,663)	(10,608)
Unamortized prepaid debt issuance costs on 8.125% Senior Notes	—	—	—	—
12.5% Senior Notes of Intelsat Luxembourg due November 2024 owned by Intelsat Connect Finance, Intelsat Jackson and Intelsat Envision (1)	(403,245)	(42,341)	(403,245)	(30,243)
Unamortized prepaid debt issuance costs and discount on 12.5% Senior Notes	—	—	—	—
Total eliminations:	(514,908)	(56,858)	(514,908)	(40,851)
Total Intelsat S.A. debt	15,685,885	11,441,122	15,944,476	10,618,690
Less: current maturities of long-term debt	5,903,724	6,068,372	6,162,315	6,353,946
Less: debt included in liabilities subject to compromise	9,782,161	5,372,750	9,782,161	4,264,744
Total Intelsat S.A. long-term debt	—	—	—	—

(1)In connection with the Chapter 11 Cases, these balances have been reclassified as liabilities subject to compromise in our condensed consolidated balance sheet as of September 30, 2021. As of April 15, 2020, the Company ceased making principal and interest payments, and as of May 13, 2020 ceased accruing interest expense in relation to this long-term debt that was reclassified as liabilities subject to compromise.
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
Intelsat Jackson Superpriority Senior Secured Debtor-in-Possession Term Loan Facility
On June 9, 2020, Intelsat Jackson received approval from the Bankruptcy Court to enter into the Original DIP Facility in an aggregate principal amount of $1.0 billion on the terms and conditions as set forth in the Original DIP Credit Agreement and on June 17, 2020, the DIP Debtors entered into the Original DIP Credit Agreement. On September 14, 2021, the DIP Debtors received approval from the Bankruptcy Court for the DIP Order to enter into the New DIP Facility in an aggregate principal amount of $1.5 billion on the terms and conditions as set forth in the New DIP Credit Agreement, and on September 14, 2021, Intelsat Jackson and certain of the DIP Debtors entered into the New DIP Credit Agreement. The New DIP Facility provided $1.25 billion in new money at closing for Intelsat Jackson to, among other things, refinance the Original DIP Facility and, provides the ability for Intelsat Jackson, at its sole discretion, to make an incremental $250.0 million draw on the terms and conditions set forth therein. See Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters.
Drawn amounts under the New DIP Facility bear interest at either (i) 3.75% per annum plus a base rate of the highest of (a) the Federal Funds Effective Rate plus ½ of 1.0%, (b) the Prime Rate as in effect on such day and (c) the LIBOR Rate for a one-month Interest Period on such day (or if such day is not a Business Day (as defined in the New DIP Credit Agreement), the immediately preceding Business Day), plus 1.0%, or (ii) 4.75% plus the LIBOR Rate. Undrawn amounts under the New DIP Facility shall be subject to a ticking fee of 3.6% of the amount of commitments of the DIP Lenders from the entry of the DIP Order until such commitments have terminated, which ticking fee shall be payable on the last day of each fiscal quarter prior to the date such commitments have been terminated and on the date of such termination. During the continuance of a payment event of default, overdue amounts under the New DIP Facility will bear interest at an additional 2.0% per annum above the interest rate otherwise applicable.
The use of proceeds under the New DIP Facility include: (i) the payment of working capital of the DIP Debtors in the ordinary course of business, (ii) C-band relocation costs, (iii) investment and other general corporate purposes, (iv) the payment of the costs and expenses of administering the Chapter 11 Cases, (v) the adequate protection payments and (vi) the repayment of obligations under the Original DIP Credit Agreement. The maturity date of the New DIP Facility is July 13, 2022, subject to the DIP Debtors’ ability to extend for regulatory purposes.
The New DIP Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of junior or prepetition indebtedness, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type.
The New DIP Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA and change of control. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code and certain other events related to the impairment of the DIP Lenders’ rights or liens granted under the New DIP Credit Agreement.
The foregoing descriptions of the Original DIP Credit Agreement and the New DIP Credit Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Original DIP Credit Agreement and the New DIP Credit Agreement, as applicable.
Note 12—Income Taxes
The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.
In response to the COVID-19 pandemic, on March 18, 2020, the Families First Coronavirus Response Act (the “FFCR Act”) was enacted, and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The FFCR Act and the CARES Act contain numerous income tax provisions, such as increasing the 30 percent adjusted taxable income threshold to 50 percent for taxable years beginning in 2019 and 2020 for purposes of determining allowable business interest expense deductions. The CARES Act repeals the 80 percent limitation for taxable years beginning before January 1, 2021 (enacted by the U.S. Tax Cut and Jobs Act (the “Act”)), and it further specifies that net operating losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, are allowed as a carryback to each of the five taxable years preceding the taxable year of such losses. Modifications to the tax rules for the carryback of net operating losses and business interest limitations resulted in a federal tax refund of approximately $11.4 million and $26.9 million for the three and nine months ended September 30, 2020, respectively. In addition, the CARES Act includes refundable payroll tax credits and deferral of employment side social security payments. As of September 30, 2021, Intelsat’s payroll deferral amount was approximately $6.8 million.
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
As of December 31, 2020 and September 30, 2021, our gross unrecognized tax benefits were $51.4 million and $55.7 million, respectively (including interest and penalties), of which $47.6 million and $51.7 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2020 and September 30, 2021, we had recorded reserves for interest and penalties in the amounts of $0.8 million and $1.1 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2020, the change in the balance of unrecognized tax benefits has consisted of an increase of $5.6 million related to current tax positions, an increase of $0.2 million related to prior tax positions, and a decrease of $1.5 million related to the expiration of a statute of limitations on the assessment of certain taxes.
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
Effective January 31, 2020, the UK formally exited the European Union (“EU”). As a result of the withdrawal, existing tax reliefs and exemptions on intra-European transactions will likely cease to apply to transactions between UK entities and EU entities. In addition, transactions with non-EU countries, such as the U.S., may also be affected. As of September 30, 2021, all relevant tax laws and treaties remained unchanged and the tax consequences were unknown. Therefore, we have not recognized any impacts of the withdrawal in the income tax provision as of September 30, 2021. We will recognize any impacts to the tax provision when changes in tax laws or treaties between the UK and the EU or individual EU member states are enacted.
On December 2, 2019, the U.S. Department of Treasury and the U.S. Internal Revenue Service released final regulations with respect to the BEAT as enacted by the Act. These regulations represent the final version of proposed regulations which were released in December 2018. The BEAT is a minimum tax established by the Act, which was signed into law in December 2017, that subjects certain payments made by U.S. corporations or subsidiaries to foreign related parties to a secondary federal income tax regime in the U.S. The final regulations clarify which taxpayers are subject to the BEAT and how the BEAT rules apply to certain payments and transactions. We have adopted the final BEAT regulations as of the release date. These regulations are effective for the Company as of its tax year ended December 31, 2018. A second set of final regulations was issued on September 1, 2020, addressing among other topics, the application of the BEAT to partnerships and the application of the effectively connected income exception to depreciable or amortizable property contributed to a U.S. partnership by a foreign partner. Similar to the first set of final regulations issued in December 2019, the second set of final regulations are effective for the Company as of its tax year ended December 31, 2018. The Company recognized the BEAT tax impact associated with the second set of final regulations related to its tax year ended December 31, 2020 and nine months ended September 30, 2021 in the amounts of $8.8 million and $5.4 million, respectively.
Note 13—Commitments and Contingencies
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
SES Claim
On July 14, 2020, SES Americom, Inc. (“SES”) filed a proof of claim in the Bankruptcy Court in the amount of $1.8 billion against each of the Debtors. SES asserts that the Debtors owe money (or will owe money) to SES pursuant to certain contractual and fiduciary obligations made in the context of the consortium agreement entered into in September of 2018 among Debtor Intelsat US LLC, SES, and other satellite operators (the “Consortium Agreement”). SES claims that it is entitled to 50% of the combined payments that may eventually be payable to the Debtors and SES pursuant to the FCC Final Order, which provides for Acceleration Payments subject to the satisfaction of certain deadlines and other conditions set forth therein. SES’s proof of claim alleges that the Debtors breached the Consortium Agreement by taking the position that the Debtors are not required to split Acceleration Payments with SES and the other members of the consortium. The proof of claim also alleges breach of fiduciary duties and unjust enrichment and seeks monetary and punitive damages. We dispute the allegations in the proof of claim and on October 19, 2020, filed an objection to the claim, which we intend to litigate vigorously. The Bankruptcy Court has scheduled the trial on the SES claim to commence in January 2022. To the extent that any portion of SES’s claim is allowed, we have asked the Bankruptcy Court to “equitably subordinate” such claim based on SES’s conduct in matters related to the Consortium Agreement. While the ultimate resolution of the claim is not currently predictable, if there is an adverse ruling, the ruling could constitute a material adverse outcome on our future consolidated financial condition.
Other Litigation Matters
In the absence of the automatic stay due to the Chapter 11 Cases, we are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.
Note 14—Related Party Transactions
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
Note 15—Condensed Combined Debtors' Financial Information
The following presents our Debtors' condensed combined balance sheets as of December 31, 2020 and September 30, 2021, statements of operations for the three and nine months ended September 30, 2020 and 2021, and statements of cash flows for the nine months ended September 30, 2020 and 2021. Consolidating adjustments include eliminations of the following:
•investments in subsidiaries;
•intercompany accounts;
•intercompany sales and expenses; and
•intercompany equity balances.
Intercompany balances with non-Debtor affiliates have not been eliminated. On the Debtors’ condensed combined balance sheets, these primarily consist of net intercompany trade receivables generated under our Master Intercompany Service Agreement (“MISA”), funding for the operations of non-Debtor affiliates and funding for the acquisition of Intelsat CA. On the Debtors’ condensed combined statements of operations, total reported revenue includes intercompany revenue of $106.0 million and $69.7 million for the three months ended September 30, 2020 and 2021, respectively, and $228.6 million and $208.1 million for the nine months ended September 30, 2020 and 2021, respectively, primarily consisting of satellite capacity charges. Cost from affiliates primarily relates to sales and technical support services provided to Debtors as specified under the MISA. Investments in non-Debtor affiliates are presented under the equity method of accounting in the condensed combined financial statements set forth below.

DEBTORS' CONDENSED COMBINED BALANCE SHEET
(in thousands, except per share amounts)

	December 31, 2020	September 30, 2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$879,191	$418,715
Restricted cash	20,817	27,308
Receivables, net of allowances of $34,391 in 2020 and $26,127 in 2021	156,402	116,994
Receivables relating to C-band	405,171	1,035,578
Contract assets, net of allowances	15,474	14,244
Inventory	1,347	929
Prepaid expenses and other current assets	100,021	108,400
Intercompany receivables	678,188	914,875
Total current assets	2,256,611	2,637,043
Satellites and other property and equipment, net	4,656,678	4,890,864
Goodwill	2,624,452	2,624,452
Non-amortizable intangible assets	2,295,000	2,295,000
Amortizable intangible assets, net	245,649	224,173
Contract assets, net of current portion and allowances	26,642	21,600
Investment in affiliates	150,029	(12,342)
Other assets	357,897	489,954
Total assets	$12,612,958	$13,170,744
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$222,876	$364,253
Taxes payable	6,743	6,925
Employee-related liabilities	36,563	33,974
Accrued interest payable	17,747	19,094
Current maturities of long-term debt	5,903,724	6,162,315
Contract liabilities	146,762	845,055
Deferred satellite performance incentives	47,377	54,512
Other current liabilities	43,885	75,683
Total current liabilities	6,425,677	7,561,811
Contract liabilities, net of current portion	1,422,893	1,270,745
Deferred satellite performance incentives, net of current portion	138,116	121,439
Deferred income taxes	61,069	74,701
Accrued retirement benefits, net of current portion	129,837	113,452
Other long-term liabilities	188,394	246,867
Liabilities subject to compromise	10,168,518	10,169,243
Shareholders’ deficit:
Common shares, nominal value $0.01 per share	1,421	1,422
Paid-in capital	2,573,840	2,577,607
Accumulated deficit	(8,416,410)	(8,889,282)
Accumulated other comprehensive loss	(80,397)	(77,261)
Total shareholders’ deficit	(5,921,546)	(6,387,514)
Total liabilities and shareholders’ deficit	$12,612,958	$13,170,744

DEBTORS' UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Revenue	$473,556	$404,727	$1,314,307	$1,215,558
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	68,891	66,106	199,958	195,254
Selling, general and administrative	57,659	56,964	181,931	175,722
Cost from affiliates	9,785	11,766	32,047	35,575
Depreciation and amortization	157,442	150,683	472,610	459,743
Impairment of non-amortizable intangible and other assets	—	—	46,243	—
Other operating expense—C-band	298	17,867	580	140,861
Total operating expenses	294,075	303,386	933,369	1,007,155
Income from operations	179,481	101,341	380,938	208,403
Interest expense, net	(137,444)	(119,049)	(677,124)	(367,477)
Equity in loss of affiliates	(40,791)	(34,280)	(41,260)	(128,793)
Other income, net	2,973	11,594	15,007	39,224
Reorganization items	(36,367)	(98,316)	(335,059)	(203,719)
Loss before income taxes	(32,148)	(138,710)	(657,498)	(452,362)
Income tax benefit (expense)	16,217	(6,980)	17,441	(20,510)
Net loss	$(15,931)	$(145,690)	$(640,057)	$(472,872)

DEBTORS' UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net loss	$(640,057)	$(472,872)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	472,610	459,743
Provision for expected credit losses	34,465	17,224
Foreign currency transaction (gains) losses	(801)	863
Loss on disposal of assets	—	43
Impairment of non-amortizable intangible and other assets	46,243	—
Share-based compensation	9,031	3,586
Deferred income taxes	5,470	11,102
Amortization of discount, premium, issuance costs and related costs	19,689	7,559
Non-cash reorganization items	196,974	—
Debtor-in-possession financing fees	52,182	46,944
Amortization of actuarial loss and prior service credits for retirement benefits	1,976	3,189
Unrealized losses on derivative financial instruments	372	—
Unrealized losses (gains) on investments and loans held-for-investment	721	(46,661)
Equity in (income) losses of affiliates	41,260	128,793
Other non-cash items	(7)	(517)
Changes in operating assets and liabilities:
Receivables	12,841	21,697
Intercompany receivables	(105,048)	(155,277)
Prepaid expenses, contract and other assets	(81,814)	6,124
Accounts payable and accrued liabilities	69,812	116,437
Accrued interest payable	48,713	1,347
Contract liabilities	(66,304)	(84,422)
Accrued retirement benefits	(12,253)	(16,385)
Other long-term liabilities	2,801	(20,132)
Net cash provided by (used in) operating activities	108,876	28,385
Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(414,610)	(661,091)
Acquisition of loan to affiliate	—	(60,000)
Dividends from affiliates	28,960	34,276
Proceeds from sale of investment	—	15,000
Loan amendment fees received	—	1,800
Proceeds from principal payments on loans held-for-investment	973	208
Capital contribution to affiliates	(9,005)	—
Other proceeds from satellites	5,625	—
Net cash used in investing activities	(388,057)	(669,807)
Cash flows from financing activities:
Proceeds from debtor-in-possession financing	500,000	1,250,000
Repayments of debtor-in-possession financing	—	(1,000,000)
Debtor-in-possession financing fees	(52,182)	(46,944)
Principal payments on deferred satellite performance incentives	(25,428)	(14,859)
Net cash provided by (used in) financing activities	422,390	188,197
Effect of exchange rate changes on cash, cash equivalents and restricted cash	754	(760)
Net change in cash, cash equivalents and restricted cash	143,963	(453,985)
Cash, cash equivalents, and restricted cash, beginning of period	755,313	900,008
Cash, cash equivalents, and restricted cash, end of period	$899,276	$446,023

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated Debtors' balance sheet to the total sum of these same amounts shown on the condensed consolidated Debtors' statement of cash flows:
Cash and cash equivalents	$880,185	$418,715
Restricted cash	19,091	27,308
Total cash, cash equivalents and restricted cash reported in the condensed consolidated Debtors' statement of cash flows	$899,276	$446,023

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
Through our acquisition of Gogo Inc.’s (“Gogo”) commercial aviation business (“Intelsat CA”), we became the global leader in providing in-flight connectivity (“IFC”) and wireless in-flight entertainment (“IFE”) solutions to the commercial aviation industry. Services provided by our Intelsat CA business include passenger connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; passenger entertainment, which offers passengers the opportunity to enjoy a broad selection of IFE options on their laptops and personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offer airlines connectivity for various operations and currently include, among others, real-time credit card transaction processing, electronic flight bags and real-time weather information.
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
The FCC Final Order provides for monetary enticements for fixed satellite services (“FSS”) providers to clear a portion of the C-band spectrum on an accelerated basis (the “Acceleration Payments”). Under the FCC Final Order, Intelsat License LLC (“Intelsat License”) is eligible to receive Acceleration Payments of approximately $1.2 billion and $3.7 billion based on the milestone clearing certification dates of December 5, 2021 and December 5, 2023, with the respective payments expected to be received in the first half of each successive year, respectively, subject to the satisfaction of certain deadlines and other conditions set forth therein. On August 14, 2020, Intelsat License filed its C-band spectrum transition plan with the FCC, with ongoing updates as requested by the FCC. The most recent amended transition plan was filed on September 30, 2021. On October 4, 2021, as subsequently amended on October 15, 2021, Intelsat License filed its Phase I Certification of Accelerated Relocation, indicating completion of required clearing activities to satisfy the December 5, 2021 deadline and requesting FCC validation to receive the $1.2 billion Acceleration Payment.

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
Pursuant to various orders from the Bankruptcy Court, the Debtors have received approval from the Bankruptcy Court to generally maintain their ordinary course operations and uphold certain commitments to their stakeholders, including employees, customers, and vendors during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to make interest payments on a monthly basis to holders of their senior secured debt instruments. The contractual interest expense pursuant to our unsecured debt instruments that was not recognized in our condensed consolidated statements of operations was $196.4 million and $192.3 million for the three months ended September 30, 2020 and 2021, respectively, and $298.9 million and $576.8 million for the nine months ended September 30, 2020 and 2021, respectively.
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the prepetition existing indebtedness of Intelsat S.A., Intelsat Luxembourg, Intelsat Connect and Intelsat Jackson. For additional discussion regarding the impact of the Chapter 11 Cases on our debt obligations, see Item 1, Note 11—Debt.
On June 9, 2020, Intelsat Jackson received approval from the Bankruptcy Court to enter into a multiple draw superpriority senior secured debtor-in-possession term loan facility (as amended, the “Original DIP Facility”) in an aggregate principal amount of $1.0 billion on the terms and conditions as set forth in the DIP credit agreement (as amended, the “Original DIP Credit Agreement”), and on June 17, 2020, Intelsat Jackson and certain of its subsidiaries as guarantors (together with Intelsat Jackson, the “DIP Debtors”) entered into the final Original DIP Credit Agreement. On September 14, 2021, the DIP Debtors received approval from the Bankruptcy Court (the “DIP Order”) to enter into a multiple draw superpriority senior secured debtor-in-possession term loan facility (the “New DIP Facility”) in an aggregate principal amount of $1.5 billion on the terms and conditions as set forth in the credit agreement for the New DIP Facility (the “New DIP Credit Agreement”), and on September 14, 2021, Intelsat Jackson and certain of the DIP Debtors entered into the final New DIP Credit Agreement. The New DIP Facility provided $1.25 billion in new money at closing for Intelsat Jackson to, among other things, refinance the Original DIP Facility and, provides the ability for Intelsat Jackson, at its sole discretion, to make an incremental $250.0 million draw. For additional information regarding our credit facilities, see Liquidity and Capital Resources—Debt below.
On July 11, 2020, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing.
On February 11, 2021, the Debtors entered into a plan support agreement with certain of the Debtors’ prepetition secured and unsecured creditors. After entry into such plan support agreement, the Debtors continued to engage with their stakeholders and on August 24, 2021, entered into an amended plan support agreement (together with all exhibits and schedules thereto, the “PSA”) with certain of the Debtors’ prepetition secured and unsecured creditors (the “Consenting Creditors” and together with the Debtors, the “PSA Parties”). The PSA contains certain covenants on the part of the PSA Parties, including but not limited to the Consenting Creditors voting in favor of the Amended Joint Chapter 11 Plan of Reorganization of Intelsat S.A. and Its Debtor Affiliates (as amended, the “Plan”), and provides that the Debtors shall achieve certain milestones (unless extended or waived in writing). In connection with the PSA, on August 24, 2021, the Debtors filed the Plan and the Amended Disclosure Statement for the Amended Joint Chapter 11 Plan of Reorganization of Intelsat S.A. and Its Debtor Affiliates (as amended the “Disclosure Statement”), which describes a variety of topics related to the Chapter 11 Cases, including (i) events leading to the Chapter 11 Cases; (ii) significant events that took place during the Chapter 11 Cases; (iii) certain terms of the Plan; and (iv) certain anticipated risk factors associated with, and anticipated consequences of the Plan. On September 7, 2021, the Bankruptcy Court entered an order approving the Disclosure Statement. A hearing on confirmation of the Plan has been set by the Bankruptcy Court to begin on December 2, 2021.
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
A. Results of Operations
Three Months Ended September 30, 2020 and 2021
The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Dollar Change	Percentage Change
Revenue	$489,449	$526,095	$36,646	7%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	119,969	177,176	57,207	48%
Selling, general and administrative	69,215	96,796	27,581	40%
Depreciation and amortization	162,573	162,017	(556)	less than 1%
Other operating expense—C-band	298	17,867	17,569	NM
Total operating expenses	352,055	453,856	101,801	29%
Income from operations	137,394	72,239	(65,155)	(47%)
Interest expense, net	(138,075)	(126,600)	11,475	(8%)
Other income, net	3,067	10,196	7,129	NM
Reorganization items	(36,367)	(98,316)	(61,949)	NM
Loss before income taxes	(33,981)	(142,481)	(108,500)	NM
Income tax benefit (expense)	18,650	(2,605)	(21,255)	NM
Net loss	(15,331)	(145,086)	(129,755)	NM
Net income attributable to noncontrolling interest	(600)	(604)	(4)	1%
Net loss attributable to Intelsat S.A.	$(15,931)	$(145,690)	$(129,759)	NM
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

The following table sets forth our comparative revenue by service type, for the periods below (in thousands, except percentages):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$353,758	$320,260	$(33,498)	(9%)
Managed services	69,438	71,856	2,418	3%
Channel	280	186	(94)	(34%)
Total on-network revenues	423,476	392,302	(31,174)	(7%)
Off-Network and Other Revenues
Transponder, MSS and other off-network services	54,478	40,090	(14,388)	(26%)
Satellite-related services	11,495	11,090	(405)	(4%)
Total off-network and other revenues	65,973	51,180	(14,793)	(22%)
In-flight Services Revenues
Services	—	67,482	67,482	NM
Equipment	—	15,131	15,131	NM
Total in-flight services revenue	—	82,613	82,613	NM
Total	$489,449	$526,095	$36,646	7%
Total revenue for the three months ended September 30, 2021 increased by $36.6 million, or 7%, as compared to the three months ended September 30, 2020. By service type, our revenues increased or decreased due to the following:
On-Network Revenues:
•Transponder services—an aggregate decrease of $33.5 million, primarily due to a $20.8 million net decrease in revenues from media customers and a $12.3 million net decrease in revenues from network services customers. The decrease in revenue from media customers was primarily driven by non-renewals, renewals at lower prices, service contractions, service transfers to managed services and service terminations relating to distribution and direct-to-home (“DTH”) solution application customers. These decreased revenues were partially offset by new business from a contribution solution application customer and a service transfer to transponder services from managed services for a DTH solution application customer. The decline in revenues from network services customers was primarily due to non-renewals, pricing decreases, and service contractions.
Off-network and Other Revenues:
•Transponder, MSS, and other off-network services —an aggregate decrease of $14.4 million primarily attributable to a $13.4 million decrease in revenues from government customers. The decrease in revenues from government customers was primarily driven by equipment revenues recognized in the third quarter of 2020, with no corresponding revenues in the third quarter of 2021, non-renewals, and a decline in usage-based mobile satellite services (“MSS”), partially offset by new off-network managed services.
In-flight Services Revenues:
•Services and equipment—an aggregate increase of $82.6 million attributable to our Intelsat CA business.
Operating Expenses
Direct Costs of Revenue (Excluding Depreciation and Amortization)
Direct costs of revenue increased by $57.2 million, or 48%, to $177.2 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was primarily due to $73.6 million in costs attributable to our Intelsat CA business, partially offset by a $13.0 million decrease in equipment costs largely related to government customers incurred in 2020 with no similar activity in 2021, and a $3.6 million decrease in staff-related expenses.
Selling, General and Administrative
Selling, general and administrative expenses increased by $27.6 million, or 40%, to $96.8 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was primarily due to $28.6 million in costs attributable to our Intelsat CA business and a $4.4 million increase in staff-related expenses, partially offset by a $6.5 million decrease in professional fees.

Depreciation and Amortization
Depreciation and amortization expense decreased by $0.6 million, or less than 1%, to $162.0 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Significant items impacting depreciation and amortization included:
•an increase of $6.5 million in depreciation and amortization expense attributable to our Intelsat CA business; and
•an increase of $3.3 million in depreciation expense resulting from the impact of a satellite placed into service; partially offset by
•a decrease of $8.3 million in depreciation expense due to the timing of certain satellites becoming fully depreciated.
Other Operating Expense—C-band
Other operating expense—C-band consists of reimbursable and non-reimbursable costs associated with our C-band spectrum relocation efforts. We incurred $0.3 million and $17.9 million of reimbursable and non-reimbursable C-band clearing related expenses for the three months ended September 30, 2020 and 2021, respectively.
Interest Expense, Net
Interest expense, net consists of gross interest expense incurred together with gains and losses on interest rate cap contracts (which reflect the changes in their fair values), offset by interest income earned and interest capitalized related to assets under construction. As of December 31, 2020, we held interest rate cap contracts with an aggregate notional amount of $2.4 billion that matured in February 2021. These interest rate cap contracts were held to mitigate the risk of interest rate increases on the floating-rate term loans under our senior secured credit facilities. The contracts were not designated as hedges for accounting purposes. Interest expense, net decreased by $11.5 million, or 8%, to $126.6 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to the following:
•a decrease of $12.9 million due to higher capitalized interest primarily resulting from increased levels of satellites and related assets under construction; partially offset by
•an increase of $4.8 million in interest expense primarily recognized on our senior secured credit facilities.
The non-cash portion of total interest expense, net was $26.1 million for the three months ended September 30, 2021, primarily consisting of interest expense related to the significant financing component identified in customer contracts and amortization and accretion of discounts and premiums.
Other Income, Net
Other income, net was $10.2 million for the three months ended September 30, 2021, as compared to $3.1 million for the three months ended September 30, 2020. The net increase in other income was primarily driven by a $7.3 million gain from the conversion of stock warrants into common shares of a newly merged public company and $1.8 million in fees received related to an amendment fee for a loan receivable, both of which occurred during the three months ended September 30, 2021, with no similar activity for the three months ended September 30, 2020. Offsetting this gain, we incurred higher foreign currency losses in 2021 as compared to 2020, with a net negative impact of $2.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Reorganization Items
Reorganization items reflect direct costs incurred in connection with our Chapter 11 restructuring activities. We recorded reorganization items of $36.4 million and $98.3 million for the three months ended September 30, 2020 and 2021, respectively. Reorganization items for the three months ended September 30, 2020 primarily consisted of professional fees. Reorganization items for the three months ended September 30, 2021 primarily consisted of professional fees, financing fees related to the Original DIP Facility and New DIP Facility and the write-off of debt discount related to the New DIP Facility.
Income Tax Expense
Income tax benefit decreased by $21.3 million to income tax expense of $2.6 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The decrease was principally attributable to higher income from our U.S. subsidiaries for the three months ended September 30, 2021, benefits recorded in 2020 from impacts of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and a tax reserve established on certain tax benefits taken on the Base Erosion Anti-Abuse Tax (“BEAT”).

Cash paid for income taxes, net of refunds, totaled $2.1 million and $0.1 million for the three months ended September 30, 2020 and 2021, respectively.
Net Loss Attributable to Intelsat S.A.
Net loss attributable to Intelsat S.A. was $145.7 million for the three months ended September 30, 2021, as compared to net loss attributable to Intelsat S.A. of $15.9 million for the three months ended September 30, 2020. The change reflects the various items discussed above.
Nine Months Ended September 30, 2020 and 2021
The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Dollar Change	Percentage Change
Revenue	$1,430,303	$1,536,720	$106,417	7%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	331,191	505,798	174,607	53%
Selling, general and administrative	214,586	299,499	84,913	40%
Depreciation and amortization	488,235	495,517	7,282	1%
Impairment of non-amortizable intangible and other assets	46,243	—	(46,243)	NM
Other operating expense—C-band	580	140,861	140,281	NM
Total operating expenses	1,080,835	1,441,675	360,840	33%
Income from operations	349,468	95,045	(254,423)	(73%)
Interest expense, net	(678,937)	(388,836)	290,101	(43%)
Other income, net	8,564	40,133	31,569	NM
Reorganization items	(335,059)	(203,719)	131,340	(39%)
Loss before income taxes	(655,964)	(457,377)	198,587	(30%)
Income tax benefit (expense)	17,691	(13,716)	(31,407)	NM
Net loss	(638,273)	(471,093)	167,180	(26%)
Net income attributable to noncontrolling interest	(1,784)	(1,779)	5	—%
Net loss attributable to Intelsat S.A.	$(640,057)	$(472,872)	$167,185	(26%)

Revenue
The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$1,028,692	$969,423	$(59,269)	(6%)
Managed services	226,749	211,710	(15,039)	(7%)
Channel	1,096	567	(529)	(48%)
Total on-network revenues	1,256,537	1,181,700	(74,837)	(6%)
Off-Network and Other Revenues
Transponder, MSS and other off-network services	141,783	122,393	(19,390)	(14%)
Satellite-related services	31,983	29,582	(2,401)	(8%)
Total off-network and other revenues	173,766	151,975	(21,791)	(13%)
In-flight Services Revenues
Services	—	169,489	169,489	NM
Equipment	—	33,556	33,556	NM
Total in-flight services revenue	—	203,045	203,045	NM
Total	$1,430,303	$1,536,720	$106,417	7%
Total revenue for the nine months ended September 30, 2021 increased by $106.4 million, or 7%, as compared to the nine months ended September 30, 2020. By service type, our revenues increased or decreased due to the following:
On-Network Revenues:
•Transponder services—an aggregate decrease of $59.3 million, primarily due to a $58.9 million net decrease in revenues from media customers and a $2.6 million net decrease in revenues from network services customers. The decrease in revenues from media customers was primarily due to non-renewals, renewals at lower prices, service contractions and service terminations relating to distribution and DTH solution application customers, partially offset by new business from contribution and DTH solution application customers and a transfer from managed services to transponder services for a DTH solution application customer. The decrease in revenue from network services customers was primarily due to non-renewals, pricing decreases, service contractions and a service contract termination. These decreased revenues were partially offset by a renegotiated contract with a maritime mobility customer for a different service mix of revenues previously classified as managed services, new business, pricing increases, and capacity upgrades for cellular backhaul solution application customers.
•Managed services—an aggregate decrease of $15.0 million, primarily due to a $15.9 million decrease in revenues from network services customers, partially offset by a $4.0 million increase in revenues from government customers. The decline in revenues from network services customers was primarily driven by a renegotiated contract with a maritime mobility customer for a different service mix of revenues previously classified as managed services, non-renewals, and a service transfer from managed services to transponder services for a cellular backhaul customer, partially offset by increased revenues from new flex maritime services. The increase in revenues from government customers was primarily attributable to new flex services and the entry into service of Galaxy 30, partially offset by non-renewals and service contractions.
Off-network and Other Revenues:
•Transponder, MSS, and other off-network services —an aggregate decrease of $19.4 million primarily attributable to a $16.8 million decrease in revenues from government customers. The decrease in revenues from government customers was primarily driven by equipment revenues recognized in 2020 with no corresponding revenues in 2021, non-renewals, pricing decreases, and service contractions, partially offset by new off-network managed services and pricing increases from recompeted services.
In-flight Services Revenues:
•Services and equipment—an aggregate increase of $203.0 million attributable to our Intelsat CA business.

Operating Expenses
Direct Costs of Revenue (Excluding Depreciation and Amortization)
Direct costs of revenue increased by $174.6 million, or 53%, to $505.8 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily due to $196.0 million in costs attributable to our Intelsat CA business, partially offset by a $9.5 million decrease in equipment costs largely related to government customers incurred in 2020 with no similar activity in 2021, and a $5.4 million decrease in staff-related expenses.
Selling, General and Administrative
Selling, general and administrative expenses increased by $84.9 million, or 40%, to $299.5 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily due to the following:
•$88.0 million in costs attributable to our Intelsat CA business; and
•an $11.2 million increase in staff-related expenses largely relating to our employee retention incentive plans; partially offset by
•a $16.3 million decrease in bad debt expense largely relating to a certain customer that filed for Chapter 11 bankruptcy protection in 2020.
Depreciation and Amortization
Depreciation and amortization expense increased by $7.3 million, or 1%, to $495.5 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Significant items impacting depreciation and amortization included:
•an increase of $20.6 million in depreciation and amortization expense attributable to our Intelsat CA business; and
•an increase of $7.4 million in depreciation expense resulting from the impact of a satellite placed into service; partially offset by
•a decrease of $19.2 million in depreciation expense due to the timing of certain satellites becoming fully depreciated.
Impairment of Non-Amortizable Intangible and Other Assets
We recognized impairment charges of $34.0 million and $12.2 million for the nine months ended September 30, 2020 relating to certain satellite and launch vehicle deposits and the Intelsat trade name intangible asset, respectively. No comparable amounts were recognized for the nine months ended September 30, 2021. See Item 1, Note 8—Satellites and Other Property and Equipment and Item 1, Note 10—Goodwill and Other Intangible Assets for further discussion.
Other Operating Expense—C-band
Other operating expense—C-band consists of reimbursable and non-reimbursable costs associated with our C-band spectrum relocation efforts. We incurred $0.6 million and $140.9 million of reimbursable and non-reimbursable C-band clearing related expenses for the nine months ended September 30, 2020 and 2021, respectively.
Interest Expense, Net
Interest expense, net decreased by $290.1 million, or 43%, to $388.8 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to the following:

•a decrease of $243.0 million in interest expense primarily resulting from Chapter 11 restructuring activities, partially offset by an increase in interest expense recognized on our senior secured credit facilities; and
•a decrease of $38.0 million due to a higher capitalized interest primarily resulting from increased levels of satellites and related assets under construction.
The non-cash portion of total interest expense, net was $79.5 million for the nine months ended September 30, 2021, primarily consisting of interest expense related to the significant financing component identified in customer contracts and amortization and accretion of discounts and premiums.

Other Income, Net
Other income, net was $40.1 million for the nine months ended September 30, 2021, as compared to $8.6 million for the nine months ended September 30, 2020. The net increase in other income was primarily driven by a $12.8 million gain from the change in value of stock warrants we held and subsequent conversion of the stock warrants into common shares of a newly merged public company, a $7.7 million gain due to a change in value of an investment in a third party, a $5.3 million gain on the sale of one of our investments, and $1.8 million in fees received related to an amendment fee for a loan receivable, all of which occurred during the nine months ended September 30, 2021, with no similar activity for the nine months ended September 30, 2020. In addition, we incurred lower foreign currency losses in 2021 as compared to 2020, with a net positive impact of $3.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Reorganization Items
Reorganization items reflect direct costs incurred in connection with our Chapter 11 restructuring activities. We recorded reorganization items of $335.1 million and $203.7 million for the nine months ended September 30, 2020 and 2021, respectively. Reorganization items for the nine months ended September 30, 2020 primarily consisted of $197.0 million related to the write-off of debt discount, premium and issuance costs, $85.2 million in professional fees and $52.2 million of financing fees related to the Original DIP Facility. Reorganization items for the nine months ended September 30, 2021 primarily consisted of professional fees, financing fees related to the Original DIP Facility and New DIP Facility and the write-off of debt discount related to the New DIP Facility.
Income Tax Expense
Income tax benefit decreased by $31.4 million to income tax expense of $13.7 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease was principally attributable to higher income from our U.S. subsidiaries for the nine months ended September 30, 2021, benefits recorded in 2020 from impacts of the CARES Act, and a tax reserve established on certain tax benefits taken on the BEAT, partially offset by a tax benefit resulting from changes in the UK deferred tax rate.
Cash paid for income taxes, net of refunds, totaled $4.7 million and $2.7 million for the nine months ended September 30, 2020 and 2021, respectively.
Net Loss Attributable to Intelsat S.A.
Net loss attributable to Intelsat S.A. was $472.9 million for the nine months ended September 30, 2021, as compared to net loss attributable to Intelsat S.A. of $640.1 million for the nine months ended September 30, 2020. The change reflects the various items discussed above.
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

A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Net loss	$(15,331)	$(145,086)	$(638,273)	$(471,093)
Add (Subtract):
Interest expense, net	138,075	126,600	678,937	388,836
Income tax expense (benefit)	(18,650)	2,605	(17,691)	13,716
Depreciation and amortization	162,573	162,017	488,235	495,517
EBITDA	$266,667	$146,136	$511,208	$426,976
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
A reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Net loss	$(15,331)	$(145,086)	$(638,273)	$(471,093)
Add (Subtract):
Interest expense, net	138,075	126,600	678,937	388,836
Income tax expense (benefit)	(18,650)	2,605	(17,691)	13,716
Depreciation and amortization	162,573	162,017	488,235	495,517
EBITDA	266,667	146,136	511,208	426,976
Add:
Compensation and benefits(1)	15,484	21,369	39,338	63,605
Non-recurring and non-cash items(2)	10,510	14,048	25,837	137,876
Impairment of non-amortizable intangible and other assets(3)	—	—	46,243	—
Reorganization items(4)	36,367	98,316	335,059	203,719
Proportionate share from unconsolidated joint venture(5):
Interest expense, net	1,074	594	3,199	1,836
Depreciation and amortization	2,815	2,815	8,444	8,444
Adjusted EBITDA(6)(7)	$332,917	$283,278	$969,328	$842,456
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
(3)Reflects a non-cash impairment charge recorded in connection with the write-off of certain satellite and launch vehicle deposits and a trade name impairment (see Item 1, Note 10—Goodwill and Other Intangible Assets) for the nine months ended September 30, 2020.
(4)Reflects direct costs incurred in connection with our Chapter 11 restructuring activities. See Item 1, Note 2—Chapter 11 Proceedings, Ability to Continue as a Going Concern and Other Related Matters.
(5)Reflects adjustments related to our interest in Horizons-3 Satellite LLC (“Horizons 3”). See Item 1, Note 9(b)—Investments—Horizons-3 Satellite LLC.
(6)Adjusted EBITDA included $26.2 million and $26.7 million for the three months ended September 30, 2020 and 2021, respectively, and $78.7 million and $79.8 million for the nine months ended September 30, 2020 and 2021, respectively, of revenue relating to the significant financing component identified in customer contracts in accordance with the adoption of ASC 606, Revenue from Contracts with Customers.
(7)Intelsat S.A. Adjusted EBITDA reflected $4.4 million and $4.8 million for the three months ended September 30, 2020 and 2021, respectively, and $14.3 million and $13.5 million for the nine months ended September 30, 2020 and 2021, respectively, of Adjusted EBITDA attributable to Intelsat Horizons-3 LLC, its subsidiaries and its proportionate share of Horizons 3. These entities are considered to be unrestricted subsidiaries under the definitions set forth in our applicable debt agreements.
B. Liquidity and Capital Resources
Overview
We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. At September 30, 2021, the aggregate principal amount of our debt outstanding not held by affiliates was $15.9 billion. Our interest expense, net for the three and nine months ended September 30, 2021 was $126.6 million and $388.8 million, respectively, which included $26.1 million and $79.5 million of non-cash interest expense, respectively. At September 30, 2021, cash, cash equivalents and restricted cash were approximately $664.2 million.
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
A significant factor driving the Company’s decision to file for Chapter 11 protection was the Company’s desire to participate in the FCC’s process for accelerated clearing of the C-band spectrum, for which we need to incur significant upfront expenses for clearing activities well in advance of receiving reimbursement payments. On August 14, 2020, Intelsat License filed its C-band spectrum transition plan with the FCC, with ongoing updates as requested by the FCC. The most recent amended transition plan was filed on September 30, 2021.
In addition to the significant capital expenditures we expect to make in 2021 and beyond, we expect total clearing costs will be approximately $1.3 billion over the next three years. Our primary source of liquidity is and will continue to be cash generated from operations, as well as existing cash. We currently expect to use cash on hand, cash flows from operations and borrowings under the New DIP Facility to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months and beyond. We also expect to receive reimbursement payments for certain upfront C-band spectrum clearing expenses incurred, and under the FCC Final Order, the Company is eligible to receive Acceleration Payments of approximately $1.2 billion and $3.7 billion based on the milestone clearing certification dates of December 5, 2021 and December 5, 2023, respectively, with the respective payments expected to be received in the first half of each successive year, subject to the satisfaction of certain deadlines and other conditions set forth therein. On October 4, 2021, as subsequently amended on October 15, 2021, Intelsat License filed its Phase I

Certification of Accelerated Relocation, indicating completion of required clearing activities to satisfy the December 5, 2021 deadline and requesting FCC validation to receive the $1.2 billion Acceleration Payment.
Cash Flow Items
Our cash flows consisted of the following for the periods shown (in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021
Net cash provided by operating activities	$194,729	$50,176
Net cash used in investing activities	(418,346)	(654,192)
Net cash provided by financing activities	417,431	183,904
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,328)	(3,250)
Net change in cash, cash equivalents and restricted cash	$189,486	$(423,362)
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $144.6 million to $50.2 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease was due to a $111.5 million decrease in net loss and changes in non-cash items, as well as a $33.1 million decrease from changes in operating assets and liabilities. The decrease from changes in operating assets and liabilities was primarily due to higher outflows related to accounts payable and accrued liabilities, interest payments and other long-term liabilities, partially offset by lower outflows related to the amount and timing of accounts receivable, prepaid expenses, and contract and other assets.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $235.8 million to $654.2 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to increased capital expenditures, partially offset by $15.0 million of proceeds from the sale of an investment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $233.5 million to $183.9 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to decreased net proceeds of $244.8 million resulting from our financing activities related to our senior secured credit facilities completed during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, partially offset by lower principal payments on deferred performance incentives.
Restricted Cash
As of September 30, 2021, $27.7 million of cash was legally restricted, being held as a compensating balance for certain outstanding letters of credit.
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
Intelsat Jackson Superpriority Senior Secured Debtor-in-Possession Term Loan Facility
On June 9, 2020, Intelsat Jackson received approval from the Bankruptcy Court to enter into the Original DIP Facility in an aggregate principal amount of $1.0 billion on the terms and conditions as set forth in the Original DIP Credit Agreement, and on June 17, 2020, the DIP Debtors entered into the Original DIP Credit Agreement. On September 14, 2021, the DIP Debtors received approval from the Bankruptcy Court for the DIP Order to enter into the New DIP Facility in an aggregate principal amount of $1.5 billion on the terms and conditions as set forth in the New DIP Credit Agreement, and on September 14, 2021, Intelsat Jackson and certain of the DIP Debtors entered into the New DIP Credit Agreement. The New DIP Facility provided $1.25 billion in new money at closing for Intelsat Jackson to, among other things, refinance the Original DIP Facility and, provides the ability for Intelsat Jackson, at its sole discretion, to make an incremental $250.0 million draw. See also—Recent Developments—Voluntary Reorganization under Chapter 11 above.
Drawn amounts under the New DIP Facility bear interest at either (1) 3.75% per annum plus a base rate of the highest of (a) the Federal Funds Effective Rate plus ½ of 1.0%, (b) the Prime Rate as in effect on such day and (c) the LIBOR Rate for a one-month Interest Period on such day (or if such day is not a Business Day (as defined in the New DIP Credit Agreement), the immediately preceding Business Day, plus 1.00%, or (2) 4.75% plus the LIBOR Rate. Undrawn amounts under the New DIP Facility shall be subject to a ticking fee of 3.6% of the amount of commitments of the DIP Lenders from the entry of the DIP Order until such commitments have terminated, which ticking fee shall be payable on the last day of each fiscal quarter prior to the date such commitments have been terminated and on the date of such termination. During the continuance of a payment event of default, overdue amounts under the New DIP Facility will bear interest at an additional 2.0% per annum above the interest rate otherwise applicable.
The use of proceeds under the New DIP Facility include: (i) the payment of working capital of the DIP Debtors in the ordinary course of business, (ii) C-band relocation costs, (iii) investment and other general corporate purposes, (iv) the payment of the costs and expenses of administering the Chapter 11 Cases, (v) the adequate protection payments and (vi) the repayment of obligations under the Original DIP Credit Agreement. The maturity date of the New DIP Facility is July 13, 2022, subject to the DIP Debtors’ ability to extend for regulatory purposes.
The New DIP Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of junior or prepetition indebtedness, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type.
The New DIP Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under the Employee Retirement Income Security Act of 1974, as amended, and change of control. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code and certain other events related to the impairment of the DIP Lenders’ rights or liens granted under the New DIP Credit Agreement.
The foregoing descriptions of the Original DIP Credit Agreement and the New DIP Credit Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Original DIP Credit Agreement and New DIP Credit Agreement, as applicable.
Contracted Backlog
We benefit from strong visibility of our future revenues. Our contracted backlog is our expected future revenue under existing customer contracts and includes both cancelable and non-cancelable contracts. As of September 30, 2021, our contracted backlog was approximately $5.7 billion. The amount included in backlog represents the full service charge for the duration of the contract and does not include termination fees. The amount of the termination fees is generally calculated as a percentage of the remaining backlog associated with the contract. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog includes 100% of the backlog of our consolidated ownership interests, which is consistent with the accounting for our ownership interests in these entities. We believe this backlog and the resulting predictable cash flows in the FSS sector make our results less volatile than that of typical companies outside our industry.
Capital Expenditures
Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. Further, following Intelsat License’s filing of its C-band spectrum transition plan with the FCC on August 14, 2020, with ongoing updates as requested by the FCC, we expect total clearing costs will be approximately $1.3 billion over the next three years, of which approximately $800.0 million is expected to be incurred in 2021. Payments for satellites and other property and equipment during the nine months ended September

30, 2021 were $667.9 million. However, subject to the satisfaction of certain deadlines and other conditions set forth in the FCC Final Order, the Company is eligible to receive Acceleration Payments in an aggregate total amount of approximately $4.9 billion over the next 2 years.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended September 30, 2021. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
Except as described below, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As part of the Chapter 11 Cases, parties believing that they have claims or causes of action against the Debtors could file proofs of claim evidencing such claims. Pursuant to an order entered by the Bankruptcy Court, all proofs of claim were to be filed with the Bankruptcy Court by September 9, 2020, except for claims by governmental units. Claims by governmental units were to be filed with the Bankruptcy Court by November 16, 2020. The filed claims have been or are being reconciled to amounts recorded in liabilities subject to compromise in our condensed consolidated balance sheets. The Debtors continue to reconcile the claims register. The Debtors have asked the Bankruptcy Court to disallow certain claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from the Chapter 11 proceedings.
SES Claim
On July 14, 2020, SES Americom, Inc. (“SES”) filed a proof of claim in the Bankruptcy Court in the amount of $1.8 billion against each of the Debtors. SES asserts that the Debtors owe money (or will owe money) to SES pursuant to certain contractual and fiduciary obligations made in the context of the consortium agreement entered into in September of 2018 among Debtor Intelsat US LLC, SES, and other satellite operators (the “Consortium Agreement”). SES claims that it is entitled to 50% of the combined payments that may eventually be payable to the Debtors and SES pursuant to the FCC Final Order, which provides for Acceleration Payments subject to the satisfaction of certain deadlines and other conditions set forth therein. SES’s proof of claim alleges that the Debtors breached the Consortium Agreement by taking the position that the Debtors are not required to split Acceleration Payments with SES and the other members of the consortium. The proof of claim also alleges breach of fiduciary duties and unjust enrichment and seeks monetary and punitive damages. We dispute the allegations in the proof of claim and on October 19, 2020, filed an objection to the claim, which we intend to litigate vigorously. The Bankruptcy Court has scheduled the trial on the SES claim to commence in January 2022. To the extent that any portion of SES’s claim is allowed, we have asked the Bankruptcy Court to “equitably subordinate” such claim based on SES’s conduct in matters related to the Consortium Agreement. While the ultimate resolution of the claim is not currently predictable, if there is an adverse ruling, the ruling could constitute a material adverse outcome on our future consolidated financial condition.
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
10.1
Plan Support Agreement, dated as of August 24, 2021, by and among the Debtors and Consenting Creditors (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 001-35878, filed on August 25, 2021).

10.2
Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of September 14, 2021, by and among Intelsat Jackson, as borrower, the guarantor parties thereto, Credit Suisse AG, as administrative agent and collateral agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 001-35878, filed on September 16, 2021).

10.3
Amended and Restated Employment Agreement, dated as of October 21, 2021, by and among Intelsat S.A., Intelsat US LLC and Stephen Spengler (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 001-35878, filed on October 21, 2021).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Shareholders' Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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

INTELSAT S.A.

Date: November 4, 2021	By	/s/ STEPHEN SPENGLER
Stephen Spengler
Chief Executive Officer

Date: November 4, 2021	By	/s/ DAVID TOLLEY
David Tolley
Chief Financial Officer